Form 10QSB
period 1995-06-30
PORTACOM WIRELESS INC/
filed 1996-08-15
CIK 907166

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

     (MARK ONE)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995 OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _________ TO ______

                                    0-23228
                             (COMMISSION FILE NO.)

                            PORTACOM WIRELESS, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

    BRITISH COLUMBIA, CANADA                                  N/A
 (STATE OR OTHER JURISDICTION OF             (IRS EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

                      8055 W. MANCHESTER AVENUE, SUITE 730
                        PLAYA DEL REY, CALIFORNIA 90293
                    (Address of principal executive offices)
                   ISSUER'S TELEPHONE NUMBER: (310) 448-4140

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.

                             1.YES          NO   X
                                   ---          ---
                             2.YES  X       NO
                                   ---          ---

AS OF JULY 31, 1996, THERE WERE 11,892,382 SHARES OF COMMON STOCK ISSUED AND OUTSTANDING.

Transitional Small Business Disclosure Format (Check One):

                             1.YES  ___      NO  X
                                                ---

                                     INDEX



PART I.   FINANCIAL INFORMATION                                            PAGE
                                                                            NO.

          ITEM 1.   Statement Regarding Financial Information                1

                    Condensed Consolidated Balance Sheet at
                    June 30, 1995 (Unaudited) and March 31,
                    1995                                                     2

                    Condensed Consolidated Statements of Operations
                    for the three months ended June 30,
                    1995 and 1994 (Unaudited)                                3

                    Condensed Consolidated Statements of Cash Flows
                    for the three months ended June 30,
                    1995 and 1994 (Unaudited)                                4

                    Notes to Condensed Consolidated Financial                5
                    Statements (Unaudited)

          ITEM 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     15


PART II.  OTHER INFORMATION

          ITEM 1.   Legal Proceedings                                       21

          ITEM 2.   Changes in Securities                                   21

          ITEM 3.   Defaults Upon Senior Securities                         21

          ITEM 4.   Submission of Matters to a Vote of Security Holders     21

          ITEM 5.   Other Information                                       21




          ITEM 6.   Exhibits and Reports on Form 8-K                        21

                   PORTACOM WIRELESS, INC. AND SUBSIDIARIES
                          QUARTER ENDED JUNE 30, 1995

                         PART I. FINANCIAL INFORMATION



The financial statements included herein have been prepared by PortaCom Wireless, Inc. (formerly known as "Extreme Technologies, Inc." and "International PCBX Systems Inc.," and defined herein in the alternative as the "Company" or the "Registrant"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As contemplated by the SEC under Rule 10-01 of Regulation S-X (as amended by Regulation S-B), the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Except where otherwise specified, all dollar amounts referenced in this document are denominated in United States dollars. It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended March 31, 1995 as filed with the SEC (file number 0-23228).

EXTREME TECHNOLOGIES, INC. AND SUBSIDIARIES
(formerly International PCBX Systems, Inc.)

Consolidated Balance Sheets
(expressed in U.S. dollars)

===========================================================================================================================
                                                                        June 30,            March 31,            March 31,
                                                                         1995                 1995                 1994
- ---------------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
    Cash and short-term deposits                                         $79,055             $73,384             $1,468,583
    Accounts receivable                                                       -               40,433                 64,747
    Inventory                                                                 -               58,852                386,847
    Prepaid expenses                                                          -                6,680                 68,940
    Employee loans                                                            -                   -                 147,209
    -----------------------------------------------------------------------------------------------------------------------
                                                                          79,055             179,349              2,136,326
Equipment (note 3)                                                            -              106,541                109,904
Patents, trademarks and other assets                                          -               51,037                 84,492
- ---------------------------------------------------------------------------------------------------------------------------
                                                                         $79,055            $336,927             $2,330,722
===========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
    Accounts payable                                                  $2,393,559          $2,083,431               $430,931
    Accrued liabilities (note 4)                                         180,579             168,727                126,658
    Current portion of promissory note payable (note 5)                   25,000              37,500                 50,000
    Note payable                                                              -                   -                 150,000
    Current portion of loans payable (note 6)                          1,762,008           1,547,008                     -
    -----------------------------------------------------------------------------------------------------------------------
                                                                       4,361,146           3,836,666                757,589
Promissory note payable (note 5)                                              -                   -                  37,500
Loans payable (note 6)                                                        -                   -               1,000,000
Shareholders' equity (deficiency):
    Share capital (note 7)                                            10,166,370          10,085,670              6,976,461
    Deficit                                                          (14,448,461)        (13,585,409)            (6,440,828)
    -----------------------------------------------------------------------------------------------------------------------
                                                                      (4,282,091)         (3,499,739)               535,633
Future operations (note 1)
Subsequent events (notes 1, 7(d) and 9(c))
Contingencies and commitments (notes 1, 6 and 9)
- ---------------------------------------------------------------------------------------------------------------------------
                                                                         $79,055            $336,927             $2,330,722
===========================================================================================================================

See accompanying notes to consolidated financial statements.

EXTREME TECHNOLOGIES, INC. AND SUBSIDIARIES
(formerly International PCBX Systems, Inc.)

Consolidated Statements of Operations and Deficit
(expressed in U.S. dollars)

- ------------------------------------------------------------------------------------------------------------------
                                        Three months                              Years ended
                                       ended June 30,                               March 31,
                                                                 -------------------------------------------------
                                             1995                1995                 1994                 1993
- ------------------------------------------------------------------------------------------------------------------
Income:
    Sales                                $   108,452         $   780,839          $   829,844          $   414,864
    Cost of sales (note 2(d))                 79,587             992,807              454,383              254,169
- ------------------------------------------------------------------------------------------------------------------
                                              28,865            (211,968)             375,461              160,695

Expenses:
    Advertising and promotion                  6,038             281,649              336,466              314,692
    Bad debt                                  74,237             571,003               86,129               47,883
    Consulting fees (note 10)                   -              1,470,000              380,433              216,695
    Debt settlement (note 5)                    -                   -                    -                 150,000
    Depreciation and amortization            146,988             210,052               38,479               16,302
    General and administrative                57,356             499,165              261,422              227,282
    Interest and bank charges                 40,567             134,198               38,441               14,375
    Legal and accounting                     210,307             469,922              293,583               82,584
    Management fees (note 10)                 23,187             360,505               42,000               42,000
    Rent                                      34,432             267,165              130,496               83,435
    Research and development                  35,831             570,441              776,340              103,534
    Travel                                     3,635             439,748              163,383               93,003
    Wages and benefits                       259,339           1,658,765            1,033,526              655,533
    --------------------------------------------------------------------------------------------------------------
                                             891,917           6,932,613            3,580,698            2,047,318
- ------------------------------------------------------------------------------------------------------------------

Net loss for the period                      863,052           7,144,581            3,205,237            1,886,623

Deficit, beginning of period              13,585,409           6,440,828            3,235,591            1,348,968
- ------------------------------------------------------------------------------------------------------------------

Deficit, end of period                   $14,448,461         $13,585,409          $ 6,440,828          $ 3,235,591
- ------------------------------------------------------------------------------------------------------------------

Loss per share (note 2(i))               $      0.06         $      0.49          $      0.24          $      0.17
- ------------------------------------------------------------------------------------------------------------------

Weighted average number of common
    shares outstanding (note 2(i))        15,259,652          14,524,845           13,293,315           11,060,770
- ------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

EXTREME TECHNOLOGIES, INC. AND SUBSIDIARIES
(formerly International PCBX Systems, Inc.)

Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

===================================================================================================

                                     Three months
                                            ended                      Years ended March 31,
                                         June 30,              ------------------------------------
                                             1995              1995            1994            1993
- ---------------------------------------------------------------------------------------------------
Operations:
  Net loss for the period               $(863,052)      $(7,144,581)    $(3,205,237)    $(1,886,623)
  Depreciation and amortization,
   an item not involving cash             146,988           210,052          38,479          16,302
  Net changes in non-cash
   work capital relating
   to operations:
    Accounts receivable                    40,433            24,314         (32,905)          1,664
    Inventory                              58,852           327,995        (210,069)        (77,335)
    Prepaid expenses                        6,680            62,260          67,260        (119,151)
    Employee loans (note 10(c))                -            147,209        (133,714)        (13,495)
    Accounts payable                      310,128         1,652,500         305,068          76,147
    Accrued liabilities                    11,852            42,069        (102,725)        157,077
  -------------------------------------------------------------------------------------------------
  Net cash used by
   operating activities                  (288,119)       (4,678,182)     (3,272,843)     (1,845,414)

Financing:
  Issue of and subscription for
   common shares:
    For cash                               80,700         3,109,209       3,323,716       1,918,455
    On settlement of debt                      -                 -           89,364              -
  Payable to shareholders                      -                 -          (57,364)         27,364
  Note  payable                                -           (150,000)        150,000              -
  Promissory note payable                 (12,500)          (50,000)        (50,000)        137,500
  Loans payable                           215,000           547,008       1,000,000              -
  -------------------------------------------------------------------------------------------------
  Net cash generated by
   financing activities                   283,200         3,456,217       4,455,716       2,083,319

Investments:
  Disposal (acquisition) of
   equipment, net                          10,590           (92,379)        (84,899)         73,040
  Patents, trademarks and
   other assets                                -            (80,855)        (84,492)             -
  -------------------------------------------------------------------------------------------------
  Net cash used by
   investing activities                    10,590          (173,234)       (169,391)         73,040
- ---------------------------------------------------------------------------------------------------

Increase (decrease) in cash
 and cash equivalents                       5,671        (1,395,199)      1,013,482         310,945

Cash and cash equivalents,
 beginning of period                       73,384         1,468,583         455,101         144,156
- ---------------------------------------------------------------------------------------------------

Cash and cash equivalents,
 end of period                          $  79,055        $   73,384     $ 1,468,583      $  455,101
===================================================================================================

See accompanying notes to consolidated financial statements.

EXTREME TECHNOLOGIES, INC. AND SUBSIDIARIES
(formerly International PCBX Systems, Inc.)

Notes to Consolidated Financial Statements
(expressed in U.S. dollars)
- -------------------------------------------------------------------------------

1.  Future operations:

    International PCBX Systems Inc. (the "Company") was incorporated on July 7, 1989 under the Company Act (British Columbia) and was inactive until April 1990 when it commenced activities related to the ownership and manufacturing for resale of a Personal Computer Branch Telephone Exchange System (the "PCBX System").

    On April 13, 1990, the Company entered into an asset purchase agreement to acquire, through a wholly-owned subsidiary, the assets of U.S. Trade Research Information Systems, an unrelated company. These assets, which comprised all rights and interest in the PCBX System, including related software and hardware, fixed assets and future related inventions, were acquired for consideration of 4,900,000 performance shares of the Company, having a nominal value at the date of issuance and which are subject to an escrow agreement. Of these shares, 4,300,000 were subsequently acquired by directors and officers of the Company.

    Effective September 7, 1993, the Company acquired, through a wholly-owned subsidiary, the patents, trademarks, copyrights and other proprietary information of Advanced Design International Inc. ("ADI"), an unrelated company. The assets acquired relate to certain speaker and audio processor systems. Pursuant to the acquisition agreements, the Company issued the former owners the right to subscribe for 1,000,000 performance shares of the Company for cash consideration of $10,000. To date no shares have been issued. In addition, the former owners of ADI have been granted a royalty fee of 3% of the net profit generated from sales, rentals or licensing of the products developed using ADI technology. To date, no royalties have been paid.

    At June 30, 1995, the Company has a working capital deficiency of $4,282,091 and a deficiency in net assets of $4,282,091. As set out in note 6, the Company is not in compliance with the terms of certain loan agreements. In addition, during the three months period ended June 30, 1995, the Company incurred a loss of $863,052 and had a net use of cash in operating activities of $288,119 (year ended March 31, 1995 - $7,144,581 and $4,678,182, respectively.) In addition, the Company is currently the subject of a lawsuit from a supplier (note 9(a)) and certain other claims (notes 9(b) and (c)). Accordingly, there can be considered to be substantial doubt as to the Company's future operations.

    The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern which requires the realization of assets and settlement of liabilities in the ordinary course of business. The Company's viability as a going concern is dependent upon the restructuring of its existing obligations and asset base, the financial support of shareholders and creditors and, ultimately, the generation of profitable operations. Although it is management's intention to pursue these options, there can be no assurance that, except as indicated below, these events will or can occur.

    Subsequent to June 30, 1995, the Company has undertaken the following to generate cash to fund the Company or to otherwise reduce its outstanding liabilities:

    . issued 775,478 common shares on the exercise of stock options and warrants predominantly at $1.25 (Cdn.) per share. Of the options exercised, 358,100 had been granted subsequent to June 30, 1995;

    . made private placements of 156,078 common shares with 156,078 warrants attached, certain of which placements are subject to completion; and

EXTREME TECHNOLOGIES, INC. AND SUBSIDIARIES
(formerly International PCBX Systems, Inc.)

Notes to Consolidated Financial Statements, page 2
(expressed in U.S. dollars)

- --------------------------------------------------------------------------------

1. Future operations (continued):

   . entered into written agreements or verbal understandings to settle indebtedness in the amount of approximately $3,600,000 for cash or share consideration. Generally these agreements or understandings, of which those involving the issuance of shares are subject to regulatory approval, provide for the creditor receiving consideration having a fair value less than the actual liability.

   In addition, subsequent to year end certain shareholders have agreed to surrender their 5,950,000 performance shares which are currently held under an escrow agreement (note 7(c)).

2. Significant accounting policies:

   (a) Basis of and change in presentation:

       These consolidated financial statements are prepared in accordance with generally accepted accounting principles in Canada. In 1994 the consolidated financial statements of the Company were presented in accordance with generally accepted accounting principles in the United States. To these consolidated financial statements there are no material differences in the recorded amounts for assets, liabilities, revenues or expenses between Canadian and United States accounting principles.

   (b) Basis of consolidation:

       These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, PCBX Systems, Inc., Spheric Audio Laboratories, Inc., Extreme TeleCom, Inc. and PortaCom International, Ltd. All material intercompany accounts and transactions have been eliminated.

   (c) Cash and cash equivalents:

       Cash equivalents are highly liquid investments, such as term deposits, having original maturities of three months or less, that are readily convertible to contracted amounts of cash.

   (d) Inventory:

       Inventory consists primarily of finished goods and is valued at the lower of cost, determined by the first-in, first-out method, and net realizable value. Included in cost of sales is a provision of $40,231 (March 31, 1995 - $300,000) to reduce inventory to its estimated net realizable value.

   (e) Equipment:

       Equipment is recorded at cost. Depreciation is provided at rates which are calculated to amortize the cost of these assets over the following estimated useful lives:

       -------------------------------------------------------------------------
       Asset                                                 Basis          Rate
       -------------------------------------------------------------------------
       Computer equipment                            straight-line       3 years
       Office equipment                              straight-line       5 years
       Vehicle                                       straight-line       5 years
       ------------------------------------------------------------------------

EXTREME TECHNOLOGIES, INC. AND SUBSIDIARIES
(formerly International PCBX Systems, Inc.)

Notes to Consolidated Financial Statements, page 3
(expressed in U.S. dollars)

- -------------------------------------------------------------------------------

2. Significant accounting policies (continued):

   (f) Patents, trademarks and other assets:

       Costs incurred related to patents, trademarks and other long-term assets are capitalized and will be amortized over their estimated useful lives or written-off when there is no certainty as to future value.

   (g) Research and development:

       Research and development costs are expensed as incurred.

   (h) Revenue recognition:

       Revenue is recognized at the time of shipment of goods. The Company believes that its revenue recognition policies are in conformity with the AICPA's Statement of Position No. 91-1, "Software Revenue Recognition". Accordingly, the Company recognizes revenues, net of estimated returns and allowances, upon shipment of product if collection of the related receivable is considered probable. The estimated costs of providing technical support under product warranties are accrued when the related product revenues are recognized.

   (i) Loss per share:

       Loss per share is computed based on the weighted average number of shares outstanding during the year, which number of shares includes performance shares that are contingently returnable to the Company's treasury.
       Fully diluted loss per share has not been presented as the effect of issued performance shares and outstanding warrants and options are anti-dilutive.

   (j) Currency:

       As the majority of the Company's activities are in U.S. dollars, these consolidated financial statements are stated in U.S. dollars, except where otherwise indicated. Translation of Canadian dollar transactions has taken place at the exchange rate in effect at the transaction date. There have been no material foreign exchange gains or losses through the date of these consolidated financial statements.

   (k) Share issuances:

       The Company accounts for issuance of shares when the shares are subscribed for. All share issuance costs reduce the consideration recorded.

EXTREME TECHNOLOGIES, INC. AND SUBSIDIARIES
(formerly International PCBX Systems, Inc.)

Notes to Consolidated Financial Statements, page 4
(expressed in U.S. dollars)

- --------------------------------------------------------------------------------

3. Equipment:

- --------------------------------------------------------------------------------
                                            June 30,     March 31,     March 31,
                                                1995          1995          1994
- --------------------------------------------------------------------------------

Computer equipment                          $     -      $ 119,321     $  88,937
Office equipment                                  -         55,583        78,311
Vehicle                                           -         31,700             -
- --------------------------------------------------------------------------------
                                                  -        206,604       167,248
Less accumulated depreciation                     -        100,063        57,344
- --------------------------------------------------------------------------------
                                            $     -      $ 106,541     $ 109,904
================================================================================


4. Accrued liabilities:

   Included in accrued liabilities are management fees of $154,000 (March 31, 1995 - $144,000; 1994 - $102,000) due to a director (formerly an officer) of the Company.


5. Promissory note payable:

- --------------------------------------------------------------------------------
                                            June 30,     March 31,     March 31,
                                                1995          1995          1994
- --------------------------------------------------------------------------------

Promissory note payable                     $ 25,000     $  37,500     $  87,500
Less current portion                          25,000        37,500        50,000
- --------------------------------------------------------------------------------
                                            $      -     $       -     $  37,500
================================================================================

   The promissory note payable was originally in the amount of $150,000 and arose through settlement of a royalty claim. The promissory note is non-interest bearing, repayable in quarterly instalments of $12,500 and secured by a guarantee provided by a shareholder.

EXTREME TECHNOLOGIES, INC. AND SUBSIDIARIES
(formerly International PCBX Systems, Inc.)

Notes to Consolidated Financial Statements, page 5
(expressed in U.S. dollars)

- -----------------------------------------------------------------------------------
6. LOANS PAYABLE:
   --------------------------------------------------------------------------------
                                              June 30,      March 31,      March 31,
                                                  1995          1995           1994
- -----------------------------------------------------------------------------------
Loan payable bearing interest at 10%
  per annum, due June 30, 1995                $  750,000   $  750,000    $1,000,000

Loan payable bearing interest at 10%
  per annum, due April 22, 1995                  100,000      100,000             -

Loan payable bearing interest at 10%
  per annum, due April 15, 1996                  250,000      250,000             -

Loan payable bearing interest at 8%
  per annum, due on demand                       250,000      250,000             -

Loan payable bearing interest at 10%
  per annum, due on demand                       142,008      142,008             -

Other notes payable bearing interest at 10%
  per annum and due to October 28, 1995          165,000       40,000             _

Loan payable bearing interest at 8%
  per annum, due on demand                        50,000            -             -

Loan payable bearing interest at 9%
  per annum, due July 17, 1995                    40,000            -             -

Notes payable to former officer, non-interest
  bearing and without specific terms of
  repayment                                       15,000       15,000             -
- -----------------------------------------------------------------------------------
                                               1,762,008    1,547,008     1,000,000
Less current portion                           1,762,008    1,547,008             -
- -----------------------------------------------------------------------------------
                                              $        -   $        -    $1,000,000
- -----------------------------------------------------------------------------------

Loans payable are with parties currently or formerly related to the Company. At October 24, 1995 loan payments due subsequent to March 31, 1995 and June 30, 1995 had not been made and the Company is not in compliance with the terms of the loan agreements. The lenders have not taken action to recover their security on these loans.

7.  SHARE CAPITAL:

    (a) Authorized:

        Authorized share capital is as follows:

          100,000,000 common shares without par value

          100,000,000 class "A" preference shares with a par value of $10 (Cdn.)
           each

          100,000,000 class "B" preference shares with a par value of $50 (Cdn.)
           each

EXTREME TECHNOLOGIES, INC. AND SUBSIDIARIES
(formerly International PCBX Systems, Inc.)

Notes to Consolidated Financial Statements, page 6
(expressed in U.S. dollars)

- --------------------------------------------------------------------------------

7.  Share capital (continued):

    (b) Issued common shares:

        -----------------------------------------------------------------------------
                                                 Number      Per share          Total
                                              of shares  consideration  consideration
        -----------------------------------------------------------------------------
        Issued for cash:
          Performance shares                    700,000          $0.01    $     7,000
          Free-trading                        2,139,960           0.26        555,450
        -----------------------------------------------------------------------------

        Balance issued, March 31, 1991        2,839,960                       562,450

        Issued for cash:
          Performance shares                  5,600,000           0.01         49,000
          Free-trading shares                 1,837,150           0.40        729,355
        -----------------------------------------------------------------------------

        Balance issued, March 31, 1992       10,277,110                     1,340,805

        Issued under employment agreement:
          Performance shares                    250,000              -              -
        Issued for cash:
          Free-trading shares, net of share
            issuance costs of $153,000        1,665,434           1.08      1,798,837
          On exercise of agent's warrants       425,000           1.00        423,739
        -----------------------------------------------------------------------------

        Balance issued, March 31, 1993       12,617,544                     3,563,381

        Issued for cash:
          Free-trading shares                   853,326           2.22      2,002,445
          On exercise of stock options           15,000           0.90         13,855
          On exercise of agent's warrants        75,000           0.92         68,620
        Issued in settlement of debt             24,002           3.72         89,364
        -----------------------------------------------------------------------------

        Balance issued, March 31, 1994       13,584,872                     5,737,665
        Cash received in advance of issuance
          of common shares                      250,000           4.95      1,238,796
        -----------------------------------------------------------------------------
                                             13,834,872                     6,976,461
        Issued for cash:
          Free-trading shares, net of share
            issuance costs of $354,047 (1)      656,457           3.38      2,220,353
          On exercise of stock options          266,000           1.01        427,325
          On exercise of warrants               373,747           1.23        461,531
        Issued as a finders fee                  83,742              -              -
        -----------------------------------------------------------------------------

        Balance issued and subscribed,
          March 31, 1995                     15,214,818                    10,085,670

        Issued for cash:
          On exercise of stock options           89,667           0.90         80,700
        -----------------------------------------------------------------------------

        Balance issued and subscribed,
          June 30, 1995                      15,304,485                   $10,166,370
        =============================================================================

EXTREME TECHNOLOGIES, INC. AND SUBSIDIARIES
(formerly International PCBX Systems, Inc.)

Notes to Consolidated Financial Statements, page 7
(expressed in U.S. dollars)
- --------------------------------------------------------------------------------

7.  Share capital (continued):

    (c) Performance shares:

        Included in the issued and outstanding common shares are 6,550,000 common performance shares which are subject to an escrow agreement. These shares are released form escrow on satisfaction of certain predetermined tests set out by regulatory authorities related to the generation of positive cash flow from operations. Shares not released from escrow by September 9, 2002 will be cancelled. Pursuant to the escrow agreement, holders of the performance shares may exercise all voting rights attached thereto except on a resolution to cancel any of the shares, and have waived their rights to receive dividends or to participate in the assets and property of the Company on a winding-up or dissolution of the Company.

        In addition, the Company is committed to issue an additional 1,000,000 performance shares pursuant to the acquisition of ADI (note 1).

        Subsequent to year end certain of these performance shares were cancelled (note 1).

    (d) Stock options:

        As at June 30, 1995, the Company had common shares of the Company reserved for issuance on exercise of incentive stock options to 1999. Option changes for the period April 1, 1992 to June 30, 1995 were as follows:


              Outstanding and exercisable as at March 31, 1992          959,000

              Granted at $1.25 (Cdn.) per share                         325,000
              Cancelled                                                (133,800)
              -----------------------------------------------------------------

              Outstanding and exercisable as at March 31, 1993        1,150,200

              Granted at $4.45 (Cdn.) per share                         100,000
              Exercised at $1.25 (Cdn.) per share                       (15,000)
              -----------------------------------------------------------------

              Outstanding and exercisable as at March 31, 1994        1,235,200

              Granted at $5.68 (Cdn.) per share                         274,800
              Exercised at $4.45 (Cdn.) per share                       (80,000)
              Exercised at $1.25 (Cdn.) per share                      (186,000)
              -----------------------------------------------------------------

              Outstanding and exercisable as at March 31, 1995        1,244,000

              Exercised at $1.25 (Cdn.) per share                       (89,667)
              Cancelled                                                (424,800)
              -----------------------------------------------------------------

              Outstanding and exercisable as at June 30, 1995           729,533
              =================================================================

    Stock options are issued at the average market price per share for the ten trading days prior to the date of issuance.

    Subsequent to June 30, 1995, the Company granted, and had exercised, stock options (note 1).

EXTREME TECHNOLOGIES, INC. AND SUBSIDIARIES
(formerly International PCBX Systems, Inc.)

Notes to Consolidated Financial Statements, page 8
(expressed in U.S. dollars)

- --------------------------------------------------------------------------------

7.  Share capital (continued):

    (e) Warrants:

        During the year ended March 31, 1993, the Company, in connection with a number of private placements of common shares, issued warrants to purchase up to 445,671 common shares at prices of between $1.75 (Cdn.) and $2.45 (Cdn.) until February 1995. Of these warrants, 220,747 were exercised and the balance expired during the year ended March 31, 1995.

        During the year ended March 31, 1994, the Company, in connection with private placements of common shares, issued warrants to purchase 853,326 common shares at $3.43 (Cdn.) per share if exercised between May 1994 and April 1995. As part of this transaction, the Company agreed to pay a finder's fee in the form of 57,256 share purchase warrants exercisable at $4.37 (Cdn.) per share if exercised between May 1994 and April 1995. These warrants expired subsequent to March 31, 1995.

        During the year ended March 31, 1995, the Company, in connection with private placements of common shares, issued warrants to purchase 483,457 common shares at $4.03 (U.S.) per share if exercised thereafter to October 1996. In addition, the Company, in connection with another private placement, issued warrants to purchase 211,500 common shares at $5.87 (U.S.) if exercised thereafter to June 1996. None of these warrants have been exercised at June 30, 1995 or October 24, 1995.

    (f) Issuance costs:

        During the year ended March 31, 1995, the Company recorded $214,865 of costs related to the settlement of a legal dispute arising from a prior placement of common stock. Accordingly, these costs have been recorded as a reduction in the equity previously raised.

8.  Income taxes:

    As at March 31, 1995, the Company has income tax losses in Canada and the United States in excess of $12,000,000 available to reduce future income taxes payable the benefit of which has not been recorded in the accounts. These loss carry forwards expire at various times through the year 2005.

9.  Contingencies and commitments:

    (a) Bell Industries, Inc., a former vendor, has filed suit against a subsidiary of the Company for breach of written agreement for alleged failure to purchase certain electronic components and devices to be used by the subsidiary for the assembly of private circuit boards. The specific amount of relief requested by Bell is to be proved at trial. The Company has provided for its estimated costs of resolution of this suit in these consolidated financial statements. Any additional amounts will be provided when determinable.

EXTREME TECHNOLOGIES, INC. AND SUBSIDIARIES
(formerly International PCBX Systems, Inc.)

Notes to Consolidated Financial Statements, page 9
(expressed in U.S. dollars)

- --------------------------------------------------------------------------------

 9. Contingencies and commitments (continued):

    (b) The Company is also subject to claims by other suppliers of goods and services and by certain former employees of the Company, generally for breach of contract. The ultimate cost of resolution of these claims is uncertain. Any costs to be incurred with respect to these claims will be provided when determinable.

    (c) During 1995 the Company entered into an employment contract with an individual who left the Company's employ subsequent to March 31, 1995. This contract, which was approved by the board of directors, includes terms requiring the payment of specified expenses incurred by the individual to a maximum of $300,000. The terms of this contract are subject to approval by the Vancouver Stock Exchange. The Company has provided for its estimated costs under the employment contract in accordance with its terms.

    (d) The Company provides a one year warranty under which they are obliged to replace any defective PCBX boards. These consolidated financial statements include an accrual for the estimated costs of the warranty program.

10. Related party transactions:

    Related party transactions and balances not disclosed elsewhere in these consolidated financial statements include:

    (a) Included in accounts payable at June 30, 1995 is approximately $767,000 (March 31, 1995 - $758,000) owing to related parties.

    (b) Management and consulting fees have predominantly been charged by related parties.

    (c) Included in bad debts expense for the three months ended June 30, 1995 is $41,000 (year ended March 31, 1995 - $227,000) recorded as provisions against employee loans.

    (d) The Company has reimbursed expenses incurred by directors and officers on its behalf during the periods presented.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

BACKGROUND
- ----------

     CAUTIONARY NOTE: THE FOLLOWING DESCRIPTION IS PROVIDED SUBSTANTIALLY AS OF JUNE 30, 1995. SUBSEQUENT TO THAT DATE, THE BUSINESS OF THE REGISTRANT HAS CHANGED SUBSTANTIALLY AND ITS CURRENT OPERATIONS CONSIST ONLY IN OPERATING COMPANIES PROVIDING CELLULAR, WIRELESS AND PSTN TELECOMMUNICATIONS SERVICES IN SELECTED DEVELOPING WORLD MARKETS. INTERESTED PERSONS SHOULD REFER TO THE REGISTRANT'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1995, WHEN AVAILABLE, FOR AN UPDATED DESCRIPTION OF THE REGISTRANT'S BUSINESS.

      The Company conducted business operations, as of June 30, 1995, through four wholly owned subsidiaries: PCBX Systems, Inc. ("PCBX"), Extreme Telecom, Inc. ("Telecom"), Extreme Laboratories, Inc., formerly known as Spheric Audio Laboratories, Inc. ("Laboratories") and PortaCom International, Ltd. ("PIL").

     As of November 1995, the Registrant had begun to pursue the business of developing and operating companies providing cellular, wireless, and public switched telephone network ("PSTN") telecommunications services in selected developing world markets. In addition, the Registrant continues to develop business opportunities through PIL.

     Through its PIL subsidiary, the Registrant has engaged in initial stage efforts to evaluate the feasibility of and attempt to secure, licensing and joint venture arrangements for the operation of wireless telephone networks, fixed and mobile, and other telecommunications systems. Although the establishment and operation of a wireless telephone network and other advanced communications systems will be investigated by PIL wherever strategic opportunities arise, its principal efforts are presently focused (as of the date of filing of this report) upon China and Vietnam. As of June 30, 1995, the operations of PIL had produced no revenues and remained limited in scope.

     PCBX developed and marketed a personal computer branch exchange which permitted the operation of a full-featured telephone network control system from a centrally located personal computer. The PCBX systems offered by the Registrant featured the Registrant's proprietary integrated circuit board, which fit into a personal computer and allowed a number of fundamental and advanced features to be programmed into a telephone system. The principal advantages of the Registrant's PCBX systems over competing systems were believed by management to include low cost per feature, significant flexibility and mobility, and relative ease of programming, upgrading and maintenance. Note: these operations were discontinued by the Company as of August 1995.

     Telecom entered into an agreement with Nitsuko America Corporation ("Nitsuko") to distribute telecommunications products manufactured by Nitsuko. Nitsuko provided Telecom with access to a line of products not then being distributed otherwise in the United States. Note: these operations were discontinued by the Company as of August 1995.

     Laboratories developed and marketed a line of high quality audio speakers, as well as a proprietary audio recording and playback technology known as "SphericSound". SphericSound represented a form of audio recording and playback that featured multi-dimensional imaging that created the realistic sensation of directional sound movement emanating from stationary speakers. Note: these operations were discontinued by the Company as of August 1995.

     Since the commencement of operations, the Registrant's revenues have been solely derived from the sale of its proprietary PCBX systems and Nitsuko products. The Registrant secured arrangements with a number of dealers who agreed to undertake marketing and sales of its line of speakers. However, as of June 30, 1995, sales had not yet been realized. The Registrant also attempted to secure licensing arrangements or other means of commercial exploitation of its SphericSound technologies. However, as of June 30, 1995, no sales revenues had been realized from these efforts.

     Funding of the Registrant's operations since inception has been provided by: (i) revenues from the sale of PCBX systems, and, to a lesser extent, Telecom's distribution agreement with Nitsuko; (ii) proceeds from the sale of securities undertaken in a series of private placement transactions; and (iii) completion of an initial public offering on the Vancouver Stock Exchange during October 1992. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS."

     The Company was formed as a British Columbia corporation in 1989 for the purpose of acquiring U.S. Trade Research Information Systems, Inc. (See "Business of PCBX Systems, Inc.").


RESULTS OF OPERATIONS

Quarter ended June 30, 1995 as Compared with Comparable Period Ended June 30,
- -----------------------------------------------------------------------------
1994.
- -----

     For the quarter ended June 30, 1995, the Company incurred a loss of $863,052 on sales of $108,452. This compares to a loss of $864,809 on sales of $289,097 for the comparable prior year quarter. The decrease in sales was primarily due to a substantial amount of returned products due to customer dissatisfaction with product quality and delivery. Revenues are expected to decline throughout the fiscal year due to the discontinuance of the operations of PCBX, Telecom and Laboratories as of August 1995. Virtually all of the Company's sales to date were attributable to the Company's PCBX systems and related products, with a small percentage of such sales being attributable to Telecom and Laboratories. No sales have been realized by PIL.

     The Company's loss for the quarter ended June 30, 1995 represents a loss of $.06 per common share, as compared to a loss per common share of $.12 for the comparable prior year quarter.

     Cost of sales were $79,587 or 73% of sales in the quarter ended June 30, 1995, as compared with $180,966 or 63% of sales in the prior year quarter. The increase is the Company's cost of sales as a percentage of sales in the quarter ended June 30, 1995 was due primarily to manufacturing and product quality problems, which resulted in the Company having to manufacture substantially more units in order to satisfy delivery requirements, although part of the increase was attributable to product enhancements which increased unit costs. The Company also experienced a substantial increase in product returns.

     Operating expenses fell in the quarter ended June 30, 1995 to $891,917 from $972,940 in the comparable year-earlier quarter, a decrease of $81,023, or 8.3%. Of this increase, the most significant factors were staff reductions and lower expenses due to moving Laboratories's operations into PCBX's leased premises. Legal and accounting costs increased principally as a result of legal costs associated with organizational matters, litigation and other costs. Management expects that expenses will continue to grow in absolute terms as operations expand. However, expenses as a percentage of sales will only decline if the Company is able to increase sales of its products.

     During the quarter ended June 30, 1995, wages and benefits rose to $259,339 from $254,920, an increase of 1.7% from the comparable prior year quarter.

     Consulting fees decreased to nil in the current quarter from $104,931 recorded in the comparable prior year quarter. This resulted from the termination of the Company's agreements with a consultant which advised on marketing issues with respect to the new Laboratories products and with an investor relations consultant in order to conserve cash by reducing operating expenses.

The Company believes that termination of these agreements will adversely affect the Company's ability to market the products of its Laboratories subsidiary.

     As at June 30, 1995, management believed that the Company's PCBX product line was fully developed and that development of the products of Laboratories was near completion. However, the Company continued to experience severe difficulties in gaining market acceptance of its products and in its manufacturing efforts and no assurance could be given that sales from its PCBX, Telecom and Laboratories subsidiaries would increase. As at June 30, 1995, management did not believe that revenues would likely be realized by PIL for the near term. However, management believed that the Company's business would become more dependent on PIL in the near future and it expects to devote more resources to those operations, especially if the performance of the Telecom and Laboratories subsidiaries continues to be disappointing.

     In the event that the Company's operations become more dependent on PIL, as anticipated, the Company expects that it will need to expend significant funds in order to obtain the licenses and form the joint ventures necessary for PIL to provide wireless communications services, although PIL will not generate any revenues until such licenses are obtained and such joint ventures are operational. This may necessitate a material increase in general office overhead and other general and administrative costs.

SUBSEQUENT EVENTS

Convertible Promissory Notes
- ----------------------------

     Between December 19, 1995 and May 7, 1996, the Company arranged, subject to regulatory approval, private placements of convertible promissory notes having an aggregate principal amount of $2,405,000. The promissory notes are due and payable after two years, or after six months upon demand of the holder. The promissory notes are convertible into shares of common stock of the Company at conversion prices ranging from $1.49 to $3.25 per share. The Company will also issue to the investors non-transferable warrants to purchase up to an aggregate of 459,021 shares of common stock of the Company for a period of two years at a price equal to the conversion price of the notes. As of July 31, 1996, the issuance of such securities remains subject to regulatory approval.

Debt Settlements
- ----------------

     In October 1995 the Registrant began to enter into written agreements to settle indebtedness in the aggregate amount of approximately $2,809,000 for cash or share consideration. These agreements were subject to regulatory approval. In May 1996, the Registrant received regulatory approval and completed the settlement of $2,513,121 of such debt through the issuance of a total of 1,256,561 shares of Common Stock. As of July 31, 1995, 53,675 shares continue to be reserved for issuance when permissible.

     In December 1995, the Registrant agreed to the restructuring and settlement of claims of two parties related to each other, which settlement has subsequently been amended and partially paid.

As of the July 31, 1996, the Registrant is obligated to make a final payment of $200,000 due December 31, 1996.

     Between October 10, 1995 and May 28, 1996, the Registrant had settled for cash approximately $1,090,000 of accounts payable owing by the Registrant and its closed subsidiaries. As of July 31, 1996, the outstanding accounts payable of the Registrant's closed subsidiaries is approximately $185,000, which management of the Registrant is continuing to attempt to settle on terms favorable to the Registrant, although no assurances about such settlements can be given.

Cancellation of Performance Shares
- ----------------------------------

     In October 1995, certain shareholders agreed to surrender their 5,950,000 performance shares which were then held under an escrow arrangement. In consideration therefor, the Registrant agreed to issue 314,762 common shares at a deemed price of $2.00 per share. Although the performance shares have been irreversably canceled by the Registrant, as of July 31, 1996, the issuance of the 314,762 shares continues to be subject to the removal of the Registrant from the jurisdiction of both the Vancouver Stock Exchange and the British Columbia Securities Commission.

Bonus Shares and Warrants
- -------------------------

     In connection with the issuance of certain short-term debt by the Company in January 1995 and May 1996, the Company has agreed to issue, subject to regulatory approval, 85,590 "bonus" shares of common stock and 166,667 share purchase warrants, exercisable at $3.30 per share, expiring on May 31, 1997. As of July 31, 1996, the issuance of such shares and warrants remains subject to regulatory approval.

LIQUIDITY AND CAPITAL RESOURCES

     In the quarter ended June 30, 1995, the Company realized net proceeds of $80,700 from the issuance of shares of common stock in a private placement and exercise of stock options. In the quarter, the Company also repaid $12,500 of loans outstanding. These activities contributed to a net working capital position as of June 30, 1995 of ($4,282,091), which is down $624,774 from ($3,657,317) at March 31, 1995.

     The Company has incurred cumulative losses from inception through June 30, 1995 of $14,448,461 and has not yet achieved revenues sufficient to offset direct expenses and corporate overhead.

     Since inception, a substantial portion of the Company's operating capital has been provided through financing activities. Operations have provided gross revenues to the Company of $2,187,450 whereas financing has yielded the Company net proceeds of $11,390,928. The Company's financing has been provided by an initial public offering and a series of private placements of shares. The Company continues to secure financing through the private placement of equity securities. During the quarter ended June 30, 1995, the Company sold 89,667 shares of common stock and no purchase warrants in private placement transactions. The Company continues to seek additional equity financing, although there can be no assurances as to the success of such an anticipated placement. Although management is hopeful that sales from its PCBX Systems and Laboratories subsidiaries will increase, no assurances can be given, and recent experience does not provide cause for optimism. In addition, PIL will likely remain a draw upon the Company's capital resources for the near term and this draw will likely increase to the extent that PIL's operations are expanded and additional efforts are expended to obtain licenses and establish operating joint ventures.

     As of June 30, 1995, the Company had 1,417,990 options and warrants outstanding which upon exercise would yield to the Company additional proceeds in excess of $4 million. The exercise of existing warrants is impossible to predict with any certainty, accordingly, management can render no assurances that any material funds will be realized upon the exercise of such warrants, or whether such will be exercised at all.

     The Company has been able to secure financing in the past through loans from certain stockholders. Management has no reason to believe that similar arrangements will available in the foreseeable future.

     The Company's net working capital position decreased approximately $624,774 from March 31, 1995 to June 30, 1995. The Company's trend towards increased working capital from March 31, 1993 to March 31, 1994 was reversed during the quarter ended June 30, 1994. Unless the Company continues to receive proceeds from the sale of securities and/or realize increased revenues from operations, it is likely that the trend towards decreased working capital will continue. Working capital levels have only been able to increase in the past by virtue of the Company's continued offerings of securities. At some point in time, these offerings may no longer continue, at which time the Company's working capital will continue to decrease if operating losses continue. Although management believes that the Company will be able to generate profits once its products and technologies become more fully commercialized, there can be no assurance to that effect.

     With the exception of fixed rental and certain personnel expenses, the Company anticipates no significant capital expenditures within the short term, other than in connection with expansion and establishment of PIL's operations. Rental expense accounts for approximately $11,500 of fixed expenses on a monthly basis. Personnel costs, which are expected to remain relatively stable within the short term, are likely to account for approximately $86,500 of fixed expenses on a monthly basis. Additional variable expenses, such as consulting fees, legal and accounting, travel and entertainment, utilities and miscellaneous equipment purchases (or rentals) are expected to account for approximately $85,000 per month.

     Management does not believe that in the near term the Company's operations will generate sufficient cash flow to finance its working capital and any capital expenditure requirements and the Company's operations will remain dependent on the Company's ability to obtain additional debt and equity financing (including from the exercise of existing warrants), as to which no assurance can be given. In the past, the Company has been able to secure financing through loans from certain stockholders. While no arrangements are yet in place, the Company is hopeful that financing will become available to for PIL to produce and market its services through the formation of joint ventures with financial and strategic partners, although no assurances can be given. While the Company will continue to seek both debt and equity financing, there can be no assurance that any such financing will be available on terms acceptable to the Company or at all. Without such additional sources of financing, the Company will not be able to continue as a going concern.

EFFECTS OF INFLATION

     The Company does not expect inflation to materially affect its results of operations, however, it is expected that operating cost and the cost of capital equipment to be acquired in the future may be subject to general economic and inflationary pressures.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          -----------------

          On April 17, 1995, Bell Industries, Inc., a supplier of the Registrant's PCBX Systems subsidiary, filed suit against PCBX Systems in Los Angeles Superior Court, for breach of written agreement for alleged failure to accept delivery of components for which PCBX Systems had previously submitted a purchase order. The amount of relief requested was to be proved at trial; however, management had anticipated a contingent liability of approximately $300,000.00. On November 29, 1995, a final settlement was reached and the supplier received $31,640 in settlement of all claims against the Registrant and its subsidiaries.


ITEM 2.   CHANGES IN SECURITIES
          ---------------------

          None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          None


ITEM 5.   OTHER EVENTS
          ------------

          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  Exhibits

               27 Financial Data Schedule

          (b)  Reports on Form 8-K

               None.

                                   SIGNATURE

     In accordance with to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PORTACOM WIRELESS, INC.



Date: August 7, 1996
                                  By:   /s/ Douglas C. MacLellan
                                       -----------------------------
                                       Douglas C. MacLellan
                                       President and Chief Executive Officer


                                  By:   /s/ J. Michael Christiansen
                                       --------------------------------
                                       J. Michael Christiansen
                                       Executive Vice President
                                       (principal financial officer)

                                EXHIBIT INDEX


Exhibit
  No.              Description

  27               Financial Data Schedule*

*Filed Herewith