Form 10KSB
period 1995-12-31
PORTACOM WIRELESS INC/
filed 1996-08-15
CIK 907166

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

(MARK ONE)

[_] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                                      or

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

       For the transition period from April 1, 1995 to December 31, 1995

                        Commission file number 0-23228
                                               -------

                            PORTACOM WIRELESS, INC.
                     (formerly Extreme Technologies, Inc.)
                     -------------------------------------
                 (Name of Small Business Issuer in Its Charter)

   British Columbia, Canada                              N/A
- -----------------------------------               -------------------
  (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                 Identification No.)

8055 W. Manchester Avenue, Suite 730
     Playa del Rey, California                           90293
- ------------------------------------              --------------------
       (Address of principal                           (Zip Code)
         executive offices)

                                (310) 448-4140
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:     None
Securities registered pursuant to Section 12(g) of the Act:

                                 Common Stock
                          ---------------------------
                               (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            (1)  ___  YES   X  NO
                                           ---
                            (2)   X   YES  ___ NO
                                 ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and no such disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     Except where otherwise specified, all dollar amounts referenced in this document are denominated in United States dollars.

     The Registrant's revenues for its most recent fiscal year (year ended March 31, 1995): $780,839.

     The Registrant's revenues for its most recent fiscal transition period (nine months ended December 31, 1995): $143,652.

     As of July 31, 1996, the aggregate market value of the Registrant's Common Stock held by non-affiliates (8,963,096 shares) was $ 31,948,185 based upon the last sales price of $ 3.65 (US) on the Vancouver Stock Exchange. The shares of Common Stock are also traded on the NASD Electronic Bulletin Board. See "ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS."

     As of July 31, 1996, there were 11,892,382 shares of the Registrant's Common Stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

                            (1)  ___  YES   X   NO
                                           ---

                  DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                    PART I
                                    ------

ITEM 1.  BUSINESS

BACKGROUND
- ----------

     PortaCom Wireless, Inc. (formerly known as "Extreme Technologies, Inc." and defined herein in the alternative as the "Company" or the "Registrant") presently conducts business operations both directly and through one wholly-owned U.S. subsidiary, PortaCom International, Ltd. ("PIL"). The Company also owns three other U.S. subsidiaries which are not presently operating: Extreme Telecom, Inc. ("Telecom"), PCBX Systems, Inc. ("PCBX"), and Extreme Laboratories, Inc., formerly known as Spheric Audio Laboratories, Inc. ("Laboratories").

     As of August 1995, the Registrant had incurred substantial losses related to the research, development and commercialization of its PCBX TelCard technology and SphericSound and speaker technology. Furthermore, its Nitsuko America product line had also begun to generate losses for Telecom due to the Registrant's lack of sufficient working capital to maintain adequate inventory levels.

     Because of substantial losses, the associated costs of continued development, the lack of profitability by competitors and the uncertainty of marketing costs associated with commercializing both proprietary technologies and Nitsuko America products, management decided to discontinue the development and marketing activities of the PCBX, Telecom and Laboratories subsidiaries, and is currently in the process of terminating their respective operations and settling their obligations. Subsequent to September 30, 1995, management issued new common shares to settle certain debts of the Company and its subsidiaries in connection with the discontinuance of its audio and telephony ventures. Cash settlements at substantial discounts have also been sought and obtained.
Because all of the Company's operating revenues to date have been from the sale of products from these three subsidiaries (with the vast majority of those revenues being generated by PCBX), and the Company does not anticipate that the activities of its other subsidiaries will generate revenues in the near term, the Company's operating results in the near term will be materially adversely impacted by this shutdown.

     Through its PIL subsidiary, the Company has engaged in initial stage efforts to attempt to secure, licensing and joint venture arrangements for the operation of wireless telephone networks as well as other state-of-the-art mobile radio communication systems and new telephone technologies. Although the establishment and operation of a wireless telephone network and other advanced communications systems will be investigated by PIL wherever strategic opportunities arise, its principal efforts are presently focused (as of the date of this report) upon China and Vietnam. Although PIL's operations to date have produced no revenues, management believes that PIL is the Company's only potentially commercially viable subsidiary and is actively pursuing an expansion of PIL's operations. However, management does not believe that revenues will likely be realized by PIL for the near term, and in any event not prior to 1997. See below under the sections "Business of PortaCom Wireless, Inc." and "Business of PortaCom International, Ltd." for additional subsequent information.

     Funding of the Company's operations since inception has been provided by:
(i) revenues from the sale of PCBX systems and, to a significantly lesser extent, the products of Telecom and Laboratories; (ii) proceeds from the sale of securities undertaken in a series of private placement transactions; and (iii) completion of an initial public offering on the Vancouver Stock Exchange during October 1992.

     The Company was formed as a British Columbia corporation in 1989.

BUSINESS OF PORTACOM WIRELESS, INC.

     On May 28, 1996, the Registrant announced an agreement to acquire all of the outstanding shares of Asian American Telecommunications Corporation ("AAT"), a Cayman Islands corporation and a Los Angeles-based telecommunications services developer. AAT focused its business activities on developing PSTN and wireless telecommunications services in China. AAT is the managing joint venture partner of China Huaneng American Telecom Co. Ltd. ("HAT"), which has entered into a joint venture agreement with China Huaneng Technology Development Corporation to develop wireless and wireline telecommunications services in Sichuan Province, China, in partnership with China Unicom Corporation. On July 18, 1996, the Registrant announced that the terms of the acquisition had been adjusted to take into account a $25,000,000 financing by AAT. The Registrant has agreed, subject to certain approvals and conditions, to issue a total of 50.5 million common shares to the shareholders of AAT (including the new investors), which will result in the Company having approximately 62.6 million primary shares outstanding.

     The acquisition agreement between the Registrant and AAT is subject to appropriate regulatory and shareholder approval and other factors and conditions. As a result of legal, financing and business contingencies, there can be no assurance that the transaction described above between the registrant and AAT will be consummated on the terms discussed here.

     The Registrant will require substantial additional capital investment to pursue the development of AAT's planned PSTN network in Sichuan Province. Failure to generate sufficient funds from the issuance of additional debt or equity on favorable terms and conditions, would have a material adverse effect on the financial condition of the Company.

     On October 20, 1995, the Registrant announced that it had agreed to acquire PortaCom Wireless Communications, Inc., a Delaware corporation ("PWC"), which had been developing new business opportunities in wireless tele-communications services in China, Burma, Laos, Cambodia, Bulgaria, Macedonia and certain other countries. The acquisition was approved by the shareholders on November 20, 1995 and remained subject to the approval of the Vancouver Stock Exchange ("VSE") and the receipt of an acceptable valuation of PWC. Upon closing, the Registrant was obligated to issue a total of 1,568,600 shares of common stock to the PWC shareholders. On July

18, 1996, the Registrant announced that it had terminated the acquisition as it had not yet received regulatory approval.

BUSINESS OF PORTACOM INTERNATIONAL, LTD.

     PIL was formed in 1994 to evaluate the feasibility of, and attempt to secure, licensing and joint venture arrangements for the operation of wireless telephone networks, and other communication systems and technologies. As of December 31, 1995, the operations of PIL had produced no revenues or definitive licensing arrangements, although management anticipated (and anticipates) that PIL would become an increasingly important part of the Registrant's business. As of December 31, 1995, management believed these operations would likely continue to remain limited in scope until certain valuable licensing arrangements or joint venture participation could be secured.

     Since March 1994, PIL has made efforts to acquire telecommunications concessions, primarily in developing countries including Vietnam, China, Cambodia and Honduras. In December 1994, PIL entered into an agreement with certain parties to form an entity of which PIL would own 40% of the authorized and outstanding shares. This entity was incorporated in the State of Nevada on January 10, 1995 under the name Telecommunications American International ("TAI").

     In December 1994, under the name U.S. Telecommunications Consortium ("USA Telecom"), TAI entered into a Memorandum of Agreement with Saigon PTS Corporation ("Saigon PTS"), a Vietnamese joint stock company. TAI and Saigon PTS have agreed to form venture companies to effect different telecommunications business operations in Vietnam.

     In July 1995, the office of the Prime Minister of Vietnam gave approval to the issuance of a long term, renewable telecommunications concession from the government of Vietnam to the TAI and Saigon PTS joint ventures. According to the terms of the concession, TAI and Saigon PTS will develop and manage a wireless and cellular telephone and paging network, domestic telephone calling centers, and telecommunications equipment manufacturing facilities in Vietnam. Through TAI, the Registrant will be the lead operator (foreign operator) of the proposed Vietnam joint ventures, in coordination with Saigon PTS Corporation (in-country operator).

     Management of the Company has based its information regarding the concession on an English interpretation of a July 22, 1995 petition submitted by the People's Committee of Ho Chi Minh City requesting permission to establish Saigon Telecommunications Company, "Saigon PTS" (no. 1978/UBKT dated July 19, 1995 and 1541/US-KT dated June 13, 1995). Based on the feasibility studies from the National Evaluation Council and the General Agency of Postal and Telecommunications, the Prime Minister of Vietnam has approved the TAI project to establish cellular, long distance and manufacturing concessions, permitted the Vietnam National Bank (VietCom Bank) to assist Ho Chi Minh City in financing the project, given approval to the People's Committee of Ho Chi Minh City to issue a formal decision for establishment of Saigon PTS to be managed and supervised by the People's Committee (which has not yet issued a formal decision) and the General Agency of Postal and Telecommunications, which will in turn choose the best equipment from U.S. sources and submit the final equipment plan for each of the particular projects.

     As of July 31, 1996, TAI and Saigon PTS were negotiating Business Cooperation Contracts in which TAI will have interests in both a mobile cellular services venture and a PSTN services venture. Under the proposed agreements with Saigon PTS, TAI will own 50% and Saigon PTS will own 50% of each venture which would remain in effect for up to 20 years. TAI and Saigon PTS are also currently seeking to complete the operating license issuance process.

     On October 31, 1995, the Registrant entered into a stock purchase agreement with certain stockholders of TAI which provided for the acquisition of an additional 13.1% of the outstanding shares of TAI. This acquisition, which was subject to the receipt of a professional valuation and the approval of the VSE, would have resulted result in the Registrant owning a majority interest of 53.1% of TAI. In the interim, the agreements provided irrevocable proxies allowing the Registrant to vote all of the shares subject to each agreement. On July 18, 1996, however the Registrant announced that it had terminated the acquisition as it had not yet received regulatory approval.

Country Risks

     The political systems of the countries in which the Company has or may seek to establish joint venture operations are in many cases emerging from legacies of totalitarianism or civil unrest. In addition, many of the economies are weak, volatile and reliant on foreign assistance. Free market reforms undertaken by some of these countries face uncertain success and may lead to further economic instability. These factors may adversely affect the Company's business activities and results of operations. The laws, rules and regulations applicable to the Company's activities in developing countries are generally new, subject to change and incomplete. There can be no assurance that local laws, rules and regulations will become stable or complete in the future, or that changes thereto will not materially adversely affect the operations of the Company. All of the Company's joint venture operations are and are expected to be outside the United States. As a result, such operations are exposed to currency fluctuations and the need to comply with a variety of foreign laws, including laws that control currency exchanges and currency repatriation. The Company does not hedge its foreign currency risks. There can be no assurance that the Company's operations will not be adversely affected by such factors.

Competitive Aspects

     Competition in the identification and development of new communication systems is extremely intense. The industry is characterized by many well-financed institutional competitors, each of whom has significantly greater personnel and capital resources than the Registrant. Although the Registrant intends to compete based upon the abilities of its management to quickly and efficiently identify and develop opportunistic situations, there can be no assurances that these efforts will be successful.

PATENTS AND PROPRIETARY TECHNOLOGY

     The Registrant applied for patents on several of its speaker designs, and on the SphericSound process. Such patents relate to discontinued lines of business and are no longer material to the operations of the Registrant.

     The Registrant has filed applications with the United States Patent and Trademark Office ("PTO") for trademark protection associated with its PCBX, SphericSound, TelCard, TelMate, TelMax, TelPro, Spheric Audio Laboratories, 4DFX and TeraCom marks. As of July 31, 1996, the pending applications were abandoned. Such abandoned trademarks are related to discontinued lines of business and are no longer material to the operations of the Registrant.

     In addition, the Registrant secured copyright protection for the proprietary software developed in conjunction with its PCBX TelCard Source Code.

EMPLOYEES

     As of December 31, 1995, the Registrant employed 10 persons, including its executive officers and administrative personnel.

     The Registrant also engages a number of consultants in a variety of management and public relations capacities.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Registrant's executive offices are located at 8055 W. Manchester Ave. Suite #730, Playa del Rey, CA. These facilities, which consist of the rental of an office, are occupied on a month to month arrangement at a rental expense of less than $2,000 per month.

     The Registrant's administrative offices are located at Suite 1010, 1055 West Hastings Street, Vancouver, British Columbia. These facilities, which consist of the rental of an office and shared use of a conference room, are occupied on a month to month arrangement at a rental expense of less than $1,000.00 per month.

     The offices of the Registrant's PIL subsidiary are located at 32009 Holiday Lane, Running Springs, California 92382. These offices consist of 1,200 square feet of general office space and were subject to a lease that expired on April 30, 1995. The rent for this office space is $1,150 per month. The offices are currently occupied on a month to month arrangement.

     All of the Company's properties were, in the opinion of management as at December 31, 1995, adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

     As of December 31, 1995, the Registrant was unaware of any legal proceedings against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual General Meeting of Shareholders was held on November 20, 1995, in Vancouver, British Columbia, Canada. Ten proposals were submitted to shareholders as described in the Company's Proxy Statement dated October 16, 1995 (noted below) and were voted upon and approved by a majority of the shareholders at the meeting in accordance with British Columbia law:

     1.  Appointment of Auditors (KPMG Peat Marwick Thorne);
     2.  Fix number of Directors at nine;
     3.  Election of Directors;
     4.  Authorization of incentive stock option plan;
     5. Changing the name of the Company to "PortaCom Wireless, Inc.", subject to Canadian Regulatory filings and approvals;
     6. Settling debts of the Company and its subsidiaries for shares of the Company, as necessary and desirable;
     7. Completing the orderly wind-down of the Company's subsidiaries, except for PIL;
     8. Negotiating and finalizing a formal agreement respecting the TAI acquisitions;
     9. Negotiating and finalizing a formal agreement respecting the PWC acquisitions; and
     10. Arranging all necessary equity and debt financing.

In accordance with local law, a formal poll was not required to be taken (and was not taken) to record votes against, abstentions or broker non-votes. Votes in favor were counted to establish that all matters had been approved by the necessary voting margin.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     A.  MARKET INFORMATION
         ------------------

     The Registrant's common stock is currently listed on the Vancouver Stock Exchange under the symbol "PCW". The Registrant's securities became publicly traded by virtue of an initial public offering of 1,000,000 shares on the Vancouver Stock Exchange completed on October 1, 1992. On October 5, 1993, the Registrant commenced trading of its Common Stock within the United States by virtue of an exemption to the Securities Exchange Act of 1934 (the "Act") under Rule 12 g 3-2(b) under the Act on the over the counter market on the NASD Electronic Bulletin Board under the symbol "IPCBF". The Company subsequently waived its exemption and registered under the Act. As of July 30, 1996, the trading symbol on the NASD Electronic Bulletin Board now is "PCWIF". The following tables set forth the high and low sales prices of the Registrant's common stock as reported by the Vancouver Stock Exchange daily trading summary for the Registrant's last two fiscal years for the period ended December
31, 1995 (which covers the second calendar quarter of 1993 through the last calendar quarter of 1995) and the high and low bid prices as reported by the NASD Electronic Bulletin Board for the period from commencement of trading (October 5, 1993) through December 31, 1995. The high and low bid prices for the common stock for the past two fiscal years as reported by the NASD Electronic Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                           Vancouver Stock Exchange
                           ------------------------
                        (Expressed in Canadian Dollars)

Calendar Quarter            High     Low
- ----------------            ----     ---

Second Quarter, 1993       $10.50    $5.25
Third Quarter, 1993        $ 9.95    $8.12
Fourth Quarter, 1993       $ 9.88    $7.63
First Quarter, 1994        $ 8.75    $6.63
Second Quarter, 1994       $ 7.50    $5.50
Third Quarter, 1994        $ 5.75    $5.62
Fourth Quarter, 1994       $ 6.00    $4.85
First Quarter, 1995        $ 5.50    $1.90
Second Quarter, 1995       $ 4.00    $1.50
Third Quarter, 1995        $ 2.70    $1.45
Fourth Quarter, 1995       $ 2.30    $1.65


                        NASD Electronic Bulletin Board
                      ------------------------------------
                      (Expressed in United States Dollars)

Calendar Quarter           High      Low
- ----------------           ----      ---

Fourth Quarter, 1993       $8.00     $5.00
First Quarter, 1994        $6.50     $4.77
Second Quarter, 1994       $5.77     $4.00
Third Quarter, 1994        $4.54     $4.00
Fourth Quarter, 1994       $5.125    $3.48
First Quarter, 1995        $3.875    $1.41
Second Quarter, 1995       $7.47     $2.42
Third Quarter, 1995        $1.93     $1.08
Fourth Quarter, 1995       $1.70     $1.15

     B.  Holders
         -------

     The number of record holders of the Common Stock as of December 31, 1995 was 74.

     C.  Dividends
         ---------

     The Registrant has not paid any cash dividends on its Common Stock to date, and does not anticipate or contemplate paying cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

     D.  Exchange Controls and Other Limitations Affecting Security Holders
         ------------------------------------------------------------------

     In the opinion of Canadian counsel, there is no law or governmental decree or regulation in Canada that restricts the export or import of capital, or affects the remittance of dividends, interest or other payments to a non-resident holder of Common Shares, other than specific embargoes enacted by regulations under the United Nations Act (Canada) and withholding tax requirements. See "Subparagraph E - Taxation".

     There is no limitation imposed by Canadian law or by the charter or other constituent documents of the Company on the right of a non-resident to hold or vote shares of the Company's Common Stock, other than as provided in the Investment Canada Act (Canada), as amended (the "Investment Act"). The following summarizes the principal features of the Investment Act for non-residents other than NAFTA investors (as defined in Section 14.01(7) of the Investment Act ("NAFTA investors") who propose to acquire shares of the Company's common stock.

     With the exception of investments made by NAFTA investors, the Investment Act generally prohibits implementation of any reviewable investment by an individual, government or agency thereof, corporation, partnership, trust or joint venture that is not a "Canadian" (as defined in the

Investment Act) (a "non-Canadian"), unless after review the Minister responsible for the Investment Act (the "Minister") is satisfied that the investment is "likely to be a net benefit to Canada", based on criteria set forth in the Investment Act. An acquisition of shares of Common Stock of the Company by a non-Canadian would be reviewable under the Investment Act if it constituted an acquisition of "control" (within the meaning of the Investment Act) of the Company and the value of the assets of the Company and all other entities in Canada controlled, directly or indirectly by the Company was $5,000,000 or more. An acquisition of control of a corporation incorporated outside Canada which controls, directly or indirectly, an entity in Canada carrying on a Canadian business (an "indirect acquisition") does not generally require approval under the Investment Act before the acquisition is implemented. An indirect acquisition of control of the Company would be reviewable if the value of the assets of the Company and of any controlled entities referred to above was $150,000,000 or more provided that the value of the assets of all of the acquired entities carrying on the Canadian business was not more than 50% of the value of the assets of all entities acquired in the transaction, wherever located. If the value of the assets of all such acquired entities carrying on the Canadian business constituted more than 50% of the value of the assets of all entities, the indirect acquisition would be reviewable if the value of the assets of the Company and all other entities in Canada controlled directly or indirectly by the Company was $5,000,000 or more. In addition, the acquisition of control of the Company would be reviewable if an order for review is made by the Federal cabinet on the ground that any of the businesses carried on by the Company in Canada falls within a prescribed type of business activity that is related to Canada's cultural heritage and national identity, without regard to the value of the assets of the Company.

     With regard to investments by NAFTA investors or by other non-Canadians from NAFTA Investors, generally, an investment in shares of the Company's Common Stock would be reviewable under the Investment Act if it was an investment to acquire direct control of the Company and the value of the assets of the Company and all other entities in Canada controlled directly or indirectly by the Company equals or exceeds $150,000,000 (in constant 1992 dollars). However, if any of the businesses carried on by the Company in Canada is a "cultural business" (as defined in the Investment Act), the summary set forth above for investment by non-Canadians generally applies.

     The Investment Act contains provisions which determine whether an investment constitutes the acquisition of control of a corporation. For example, a non-Canadian, whether a NAFTA investor or otherwise, would acquire control of the Company for the purposes of the Investment Act if such investor acquired a majority of the shares of the Company's Common Stock. The acquisition of less than a majority, but one-third or more, of the shares of the Company's Common Stock would be presumed to be an acquisition of control of the Company unless it could be established that the Company was not controlled in fact by the acquirer through the ownership of such shares.

     Certain transactions in relation to shares of the Company's Common Stock would be exempt from the Investment act, including without limitation:

     a. An acquisition of shares of the Company's Common Stock by a person in the ordinary course of that person's business as a trader or dealer in securities;

     b. An acquisition of control of the Company in connection with the realization of a security interest granted for a loan or other financial assistance and not for any purpose related to the provisions of the Investment Act; and

     c. An acquisition of control of the Company by reason of an amalgamation, merger, consolidation or corporate reorganization following which the ultimate direct or indirect control in fact of the Company, through the ownership of voting interests, remains unchanged.

     E.  Taxation
         --------

     In the opinion of Canadian counsel, the following is, as of the date hereof, a fair summary of the principal Canadian federal income tax consequences generally applicable to a person (a "Non-Resident Holder") who holds shares of the Company's common stock, and who, for the purposes of the Income Tax Act (Canada) (the "Act") is not, never has been, and is not deemed to be, resident in Canada, deals at arm's length with the Company, holds such shares as capital property and does not use or hold and is not deemed to use or hold such shares in, or in the course of, carrying on a business in Canada.

     This summary is based on the current provisions of the Act, the Regulations thereto, all specific proposals to amend the Act and the Regulations publicly announced by the Minister of Finance prior to the date hereof and counsel's understanding of the existing administrative practices of Revenue Canada, Customs, Excise & Taxation. No assurance can be given that the amendments will be enacted as proposed. This summary is not exhaustive of all possible Canadian income tax consequences and does not take into account or anticipate any changes in law, whether by judicial, government or legislative decision or action nor does it take into account provincial, territorial or foreign income tax legislation or considerations. The provisions of provincial income tax legislation vary from province to province in Canada and in some cases differ from federal income tax legislation.

     This summary is of a general nature only and is not intended to be, nor should it be construed to be, legal or tax advice to any particular holder of shares of common stock, and no representation with respect to the income tax consequences to any particular holder is made.

     Dividends
     ---------

     Under the Act, withholding tax will apply to dividends paid or deemed to be paid to a Non-Resident Holder on shares of common stock at the rate of 25% of the gross amount of such dividends. The rate of such tax may be reduced, however, in accordance with the provisions of an income tax convention or treaty concluded between Canada and the country of which the Non-Resident Holder is a resident (a "Convention"). In the case of residents of the United States, pursuant to the provisions of the Convention between Canada and the United States of America with respect to Taxes on Income and on Capital (the "United States Convention"), the rate of withholding tax is limited to 15% of the gross amount of such dividends, unless the Non-Resident Holder is a corporation resident in the United States that owns at least 10% of the voting stock of the Company, in which case the rate of withholding tax is limited to 6% for dividends credited in calendar 1996 and 5% for dividends paid or credited thereafter.

     The United States Convention also provides an exemption from Canadian withholding tax on dividends paid to certain kinds of tax-exempt entities, including religious, scientific, literary, educational or charitable organizations, and certain trusts, companies or other organizations constituted and operated exclusively to administer or provide benefits under one or more funds or plans established to provide pension, retirement or other employees benefits or certain trust companies or other organizations constituted and operated exclusively to earn income for the benefit of such an organization.

     Disposition of Common Shares
     ----------------------------

     In general, under the Act, a Non-Resident Holder will not be subject to Canadian income tax on capital gains arising on the disposition of shares unless at any time in the five year period immediately preceding the disposition, not less than 25% of the issued shares of any series or class of the capital stock of the Company belonged to the Non-Resident Holder, to persons with whom the Non-Resident Holder did not deal at arm's length. Where the Non-Resident Holder is subject to Canadian income tax on capital gains arising on the disposition of shares of common stock under the Act, the Non-Resident Holder may be entitled to relief under a Convention. For residents of the United States, the United States Convention provides that capital gains arising on the disposition of shares will not be subject to Canadian income tax, provided that the value of the shares at the time of the disposition is not derived principally from real property (as defined in the United States Convention) situated in Canada. The Company believes that the value of its shares is not derived principally from real property situated in Canada.

     A Non-Resident Holder who disposes of such holder's shares to the Company (unless the Company acquires the shares in the open market in the manner in which shares would normally be purchased by any member of the public in the open market) will be deemed to have received a dividend to the extent that the amount by which the consideration paid by the Company to acquire such shares exceeds the paid up capital thereof for the purposes of the Act . The amount of such deemed dividend will be subject to the withholding tax described above. The amount of the consideration paid by the Company in excess of the deemed dividend is the Non-Resident Holder's proceeds of disposition of the shares for purposes of determining any capital gain or loss on the disposition.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

Transition Period Compared with Fiscal 1995
- -------------------------------------------

     Sales in the nine months ended December 31, 1995 ("Transition Period") were $143,652, a decrease of approximately 82% from the $780,839 reported for the prior fiscal year ending March 31, 1995 ("Fiscal 1995"). Revenues are expected to decline to nil during the current fiscal year as the Registrant has discontinued the operations of its telecom equipment and entertainment subsidiaries and the remaining operations are not expected to generate revenues until 1997. Substantially all of the Fiscal 1995 sales and most of the Transition Period sales were attributable to the Company's PCBX Systems and related products, with Telecom and Laboratories accounting for a nominal portion of Transition Period sales.

     The Company incurred a loss of $1,334,480 in the Transition Period, compared with a loss of $7,144,581 in Fiscal 1995, or $0.15 per share versus $0.90 per share, respectively.

     Cost of sales fell in the Transition Period to $87,391 from $992,807 in Fiscal 1995, or 61% and 127% of sales, respectively. This decrease in cost of sales, both in absolute terms and as a percentage of sales, was primarily due to a combination of reduced component costs for the PCBX line of products, an increase in the sale of software (PCBX's highest margin product).

     Operating expenses fell in the Transition Period to $1,936,665 from $6,932,613 in Fiscal 1995, a decrease of $4,995,948, or 72%. Of this decrease, the most significant factors were (i) a decrease in consulting fees to $327,132 from $1,470,000, (predominantly paid to related parties; See Item 12: "Certain Relationships and Related Transactions") related to downsizing, (ii) a decrease in general and administrative costs to $114,526 from $499,165, related to downsizing, (iii) a decrease in wages and benefits to $513,325 from $1,658,765, and a decrease in bad debt expenses to $80,628 from $571,003, due primarily to a drastic decrease in sales on account in favor of cash sales.

     As at December 31, 1995, management expected that expenses would continue to grow as development and operational activities increased.

     As at December 31, 1995, management did not believe that revenues would likely be realized by PIL for the near term; however, the Company expects that it will need to expend significant funds in order to obtain the licenses and form the joint ventures necessary for PIL to provide wireless communications services, although PIL will not generate any revenues until such licenses are obtained and such joint ventures are operational. This may necessitate a material increase in general office overhead and other general and administrative costs.

Fiscal 1995 Compared with Fiscal 1994
- -------------------------------------

     Sales in the fiscal year ended March 31, 1995 ("Fiscal 1995") were $780,839, a decrease of approximately 5.9% from the $829,844 reported for the prior fiscal year ("Fiscal 1994"). Revenues were expected to decline throughout the next fiscal year, if the Company wass unable to obtain additional market acceptance for its products. All of the Fiscal 1994 sales and substantially all of the Fiscal 1995 sales were attributable to the Company's PCBX systems and related products, with Telecom and Laboratories accounting for a nominal portion of Fiscal 1995 sales.

     The Company incurred a loss of $7,144,581 in Fiscal 1995, compared with a loss of $3,205,237 in Fiscal 1994, or $0.90 per share versus $0.48 per share, respectively.

     Cost of sales rose in Fiscal 1995 to $992,807 from $454,383 in Fiscal 1994, or 127% and 55% of sales, respectively. This increase in cost of sales, both in absolute terms and as a percentage of sales, was primarily due to manufacturing and product quality problems, which resulted in the Company having to manufacture substantially more units in order to satisfy delivery requirements, although part of the increase was attributable to product enhancements which increased unit costs. The Company also experienced a substantial increase in product returns.

     Operating expenses rose in Fiscal 1995 to $6,932,613 from $3,580,698 in Fiscal 1994, an increase of $3,351,915, or 93.6%. Of this increase, the most significant factors were (i) an increase in consulting fees to $1,470,000 from $380,433, (predominately paid to related parties; See Item 12: "Certain Relationships and Related Transactions") (ii) an increase in general and administrative costs to $499,165 from $261,422, (iii) an increase in wages and benefits to $1,658,765 from $1,033,526, and (iv) an increase in bad debt expenses to $571,003 from $86,129, due in each case primarily to the Company's plans to launch its line of audio products, which did not occur as scheduled (although bad debt expense increased primarily because of difficulty in collecting accounts receivable due to customer dissatisfaction with the Company's products). Legal and accounting costs increased principally as a result of legal costs associated with organizational matters and other costs.

Fiscal 1994 Compared with Fiscal 1993
- -------------------------------------

     Sales in Fiscal 1994 were $829,844, approximately double the $414,864 reported for the prior fiscal year ("Fiscal 1993"). This increase was due primarily to increased market interest in the Company's products. Substantially all of these sales were attributable to the Company's PCBX systems and related products.

     The Company incurred a loss of $3,205,237 in Fiscal 1994, compared with a loss of $1,886,623 in Fiscal 1993 or $0.48 per share versus $0.42 per share, respectively.

     Cost of sales rose in Fiscal 1994 to $454,383 from $254,169 in Fiscal 1993 or 55% and 61% of sales, respectively, due primarily to the increase in the Company's sales.

     Operating expenses rose in Fiscal 1994 to $3,580,698 from $2,047,318 in Fiscal 1993, an increase of $1,533,380. Of this increase, the most significant factor was an increase of research and development expense of $672,806 that was required to develop the Company' s sound technology and to finalize the PCBX technology. Wages and benefits rose in Fiscal 1994 by $377,993 due to the costs associated with the formation of the Laboratories organization, retention of experienced executives, management and marketing staff. Legal and accounting costs increased principally as a result of legal costs associated with organizational matters and other costs. Consulting fees rose by $163,738 in Fiscal 1994 due to the retention of experts to assist in marketing relations and in other areas where it was not necessary to hire permanent employees.

LIQUIDITY AND CAPITAL RESOURCES

     In the Transition Period, the Company's cash and cash equivalents increased by $92,281. Although the Company generated $3,092,943 from financing activities (of which $1,230,830 was from the issuance of shares of common stock in private placements), the Company's operations utilized approximately $3 million. The Company also repaid $651,008 of loans outstanding. These activities contributed to a net working capital position as of December 31, 1995 of ($1,905,668), which is up $1,751,649 from ($3,657,317) at March 31, 1995.

     Prior to December 31, 1995, the Company arranged, subject to regulatory approval, private placements of convertible promissory notes having an aggregate principal amount of $600,000. The promissory notes are due and payable after two years, or after six months upon demand of the holder. The promissory notes bear interest at an annual rate of 10%, payable upon maturity or conversion.
The promissory notes are convertible into shares of common stock of the Company at a conversion price of $1.49 per share. The Company will also issue to the investors non-transferable warrants to purchase an aggregate of up to 161,073 shares of common stock of the Company for a period of two years at a price equal to the conversion price of the notes.

     The Company has incurred cumulative losses from inception through December 31, 1996 of ($14,919,889) and has not achieved revenues sufficient to offset direct expenses and corporate overhead.

     Since inception, a substantial portion of the Company's operating capital has been provided through financing activities. Operations have provided gross revenues to the Company of $2,222,650 whereas financing has yielded the Company net proceeds of $14,238,171. The Company's financing has been provided by an initial public offering and a series of private placements of shares. The Company continues to secure financing through the private placement of equity securities. During the Transition Period, the Company sold 1,025,145 shares of common stock and 416,378 purchase warrants in private placement transactions and upon the exercise outstanding stock options and warrants.

     As of December 31, 1995, the Company had 617,433 options and 899,835 warrants outstanding which, upon exercise, would yield to the Company additional proceeds in excess of 5.8 million. Of the outstanding warrants, 694,957, representing potential proceeds of $3,189,837, expired on October 31, 1996 The exercise of existing warrants is impossible to predict with any certainty. Accordingly, management can render no assurances that any material funds will be realized upon the exercise of such warrants, or whether such will be exercised at all.

     With the exception of fixed rental and certain personnel expenses, as of December 31, 1995, the Company anticipated no significant capital expenditures within the short term, other than in connection with expansion and establishment of PIL's operations. Rental expense accounts for approximately $1,800 of fixed expenses on a monthly basis. Personnel costs, which are expected to remain relatively stable within the short term, are likely to account for approximately $75,000 of fixed expenses on a monthly basis. Additional variable expenses, such as consulting fees, legal and accounting, travel and entertainment, utilities and miscellaneous equipment purchases (or rentals) are expected to account for approximately $100,000 per month.

     Management does not believe that in the near term the Company's operations will generate sufficient cash flow to finance its working capital and any capital expenditure requirements. The Company's operations will remain dependent on the Company's ability to obtain additional debt and equity financing (including from the exercise of existing warrants). While the Company will continue to seek both debt and equity financing, there can be no assurance that any such financing will be available on terms acceptable to the Company or at all. Without such additional sources of financing, the Company will not be able to continue as a going concern.

SUBSEQUENT EVENTS

Debt Settlements
- ----------------

     In October, 1995 the Registrant began to enter into written agreements to settle indebtedness in the aggregate amount of approximately $2,809,000 for cash or share consideration. These agreements were subject to regulatory approval. In May, 1996, the Registrant received regulatory approval and completed the settlement of $2,513,121 of such debt through the issuance of a total of 1,256,561 shares of Common Stock. As of July 31, 1995 53,675 shares continue to be reserved for issuance when permissable.

     In December 1995, the Registrant agreed to the restructuring and settlement of claims of two parties related to each other, which settlement has subsequently been amended and partially paid. As of the date of this filing, the Registrant is obligated to make a final payment of $200,000, due December 31, 1996.

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

Convertible Promissory Notes
- ----------------------------

     Subsequent to December 31, 1995, the Company arranged, subject to regulatory approval, private placements of convertible promissory notes having an aggregate principal amount of $1,805,000. The promissory notes are due and payable after two years, or after six months upon demand of the holder. The promissory notes are convertible into shares of common stock of the Company at conversion prices ranging from $1.49 to $3.25 per share. The Company will also issue to the investors non-transferable warrants to purchase an aggregate of up to 297,948 shares of common stock of the Company for a period of two years at a price equal to the conversion price of the notes. As of July 31, 1996, the issuance of such securities continued to be subject to regulatory approval.

Cancellation of Performance Shares
- ----------------------------------

     In October 1995, certain shareholders agreed to surrender their 5,950,000 performance shares which were then held under an escrow arrangement. In consideration therefor, the Registrant agreed to issue 314,762 common shares at a deemed price of $2.00 per share. Although the performance shares have been irreversably canceled by the Registrant, as of the date of this filing, the issuance of the 314,762 shares continues to be subject to the removal of the Registrant from the jurisdiction of both the Vancouver Stock Exchange and the British Columbia Securities Commission.

Bonus Shares and Warrants
- -------------------------

In connection with the issuance of certain short-term debt by the Company in January 1995 and May 1996, the Company has agreed to issue, subject to regulatory approval, 85,590 "bonus" shares of common stock and 166,667 share purchase warrants, exercisable at $3.30, expiring on May 31, 1997. As of July 31, 1996, the issuance of such shares and warrants continues to be subject to regulatory approval.

EFFECTS OF INFLATION

     The Company does not expect inflation to materially affect its results of operations, however, it is expected that operating costs and the cost of capital equipment to be acquired in the future may be subject to general economic and inflationary pressures.

ITEM 7.  FINANCIAL STATEMENTS

     The consolidated financial statements and schedules required to be filed under this item are presented on the following pages. The Registrant does not believe that issued, but not yet effective, accounting standards will materially impact its financial position or results of operations upon adoption.

[LETTERHEAD OF KPMG]




AUDITORS' REPORT TO THE DIRECTORS

We have audited the consolidated balance sheets of PortaCom Wireless, Inc. (formerly Extreme Technologies, Inc.) as at December 31, 1995 and March 31, 1995 and the consolidated statements of operations and deficit and cash flows for the nine months ended December 31, 1995 and the years ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1995 and March 31, 1995 and the results of its operations and the changes in its financial position for the nine months ended December 31, 1995 and years ended March 31, 1995 and 1994 in accordance with generally accepted accounting principles in the United States.



KPMG /s/ Peat Marwick Thomas
- ----------------------------
Chartered Accountants


Vancouver, Canada


April 30, 1996, except as
to note 9(g) which is as of
May 16, 1996

PORTACOM WIRELESS, INC.
(formerly Extreme Technologies Inc.)

Consolidated Balance Sheets
(expressed in U.S. dollars)

================================================================================
                                                  December 31,       March 31,
                                                          1995            1995
- --------------------------------------------------------------------------------
Assets

Current assets:
   Cash and cash equivalents                      $    165,665     $     73,384
   Accounts receivable                                   7,093           40,433
   Inventory                                               --            58,852
   Prepaid expenses                                        --             6,680
   -----------------------------------------------------------------------------
                                                       172,758          179,349

Promissory notes receivable (note 4)                   815,400              --

Equipment (note 5)                                         --           106,541

Patents, trademarks and other assets                       --            51,037
- --------------------------------------------------------------------------------
                                                  $    988,158     $    336,927
================================================================================
Liabilities and Shareholders' Deficiency

Current liabilities:
   Accounts payable and accrued liabilities
    (note 6)                                      $  1,107,426     $  2,214,658
   Promissory note payable (note 7)                        --            37,500
   Loans payable (note 8)                              971,000        1,584,508
   -----------------------------------------------------------------------------
                                                     2,078,426        3,836,666

Shareholders' deficiency:
   Share capital (note 9)                           13,829,621       10,085,670
   Deficit                                         (14,919,889)     (13,585,409)
   -----------------------------------------------------------------------------
                                                    (1,090,268)      (3,499,739)

Future operations (note 1)
Subsequent events (notes 1 and 9(c))
- --------------------------------------------------------------------------------
                                                   $   988,158     $    336,927
================================================================================

See accompanying notes to consolidated financial statements.

PORTACOM WIRELESS, INC.
(formerly Extreme Technologies Inc.)

Consolidated Statements of Operations and Deficit
(expressed in U.S. dollars)

================================================================================

                                      Nine months
                                            ended        Years ended March 31,
                                     December 31,        ---------------------
                                            1995         1995             1994
- --------------------------------------------------------------------------------
Income:
   Sales                              $   143,652       $ 780,839     $  829,844
   Cost of sales (note 3(d))               87,391         992,807        454,383
   -----------------------------------------------------------------------------
                                           56,261        (211,968)       375,461

Expenses:
   Advertising and promotion               60,820         281,649        336,466
   Bad debt                                80,628         571,003         86,129
   Consulting fees (note 11)              327,132       1,470,000        380,433
   Depreciation                           143,786         210,052         38,479
   General and administrative             114,526         499,165        261,422
   Interest and bank charges               73,394         134,198         38,441
   Legal and accounting                   273,665         469,922        293,583
   Management fees (note 11)               49,436         360,505         42,000
   Rent                                   141,568         267,165        130,496
   Research and development                60,437         570,441        776,340
   Travel                                  97,948         439,748        163,383
   Wages and benefits                     513,325       1,658,765      1,033,526
   -----------------------------------------------------------------------------
                                        1,936,665       6,932,613      3,580,698
- --------------------------------------------------------------------------------
Loss before extraordinary item          1,880,404       7,144,581      3,205,237

Gain on settlement of debt (notes
  1 and 9)                                545,924             --             --
- --------------------------------------------------------------------------------
Net loss for the period                 1,334,480       7,144,581      3,205,237

Deficit, beginning of period           13,585,409       6,440,828      3,235,591
- --------------------------------------------------------------------------------
Deficit, end of period                $14,919,889     $13,585,409     $6,440,828
================================================================================

Loss per share (note 3(i)):
   Loss before extraordinary item     $      0.21     $      0.90     $     0.48
   Gain on settlement of debt               (0.06)             --             --
- --------------------------------------------------------------------------------
   Net loss for the period            $      0.15     $      0.90     $     0.48
================================================================================

Weighted average number of common
  shares outstanding (note 3(i))        8,999,863       7,974,845      6,743,315
================================================================================

See accompanying notes to consolidated financial statements.

PORTACOM WIRELESS, INC.
(formerly Extreme Technologies Inc.)

Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

=========================================================================================================
                                                           Nine months
                                                                 ended
                                                          December 31,             Years ended March 31,
                                                                                   ---------------------
                                                                 1995               1995           1994
- ---------------------------------------------------------------------------------------------------------
Operations:
   Net loss for the period                               $(1,334,480)        $(7,144,581)    $(3,205,237)
   Depreciation, an item not involving cash                  143,786             210,052          38,479
   Net changes in non-cash working capital
    relating to operations:
      Accounts receivable                                   (782,060)             24,314         (32,905)
      Inventory                                               58,852             327,995        (210,069)
      Prepaid expenses                                         6,680              62,260          67,260
      Employee loans (note 11(c))                                --              147,209        (133,714)
      Accounts payable and accrued
       liabilities                                        (1,107,232)          1,657,069         203,343
   -------------------------------------------------------------------------------------------------------
   Net cash used by operating activities                  (3,014,454)         (4,715,682)     (3,272,843)

Financing:
   Issue of and to be issued for common
    shares:
      For cash                                             1,230,830           3,109,209       3,323,716
      On settlement of debt                                2,513,121                 --           89,364
   Payable to shareholders                                       --                  --          (57,364)
   Note payable                                                  --             (150,000)        150,000
   Promissory note payable                                   (37,500)            (50,000)        (50,000)
   Loans payable                                            (613,508)            584,508       1,000,000
   -------------------------------------------------------------------------------------------------------
   Net cash generated by financing activities              3,092,943           3,493,717       4,455,716

Investments:
   Equipment, net                                             13,792             (92,379)        (84,899)
   Patents, trademarks and other assets                          --              (80,855)        (84,492)
   -------------------------------------------------------------------------------------------------------
   Net cash used by investing activities                      13,792            (173,234)       (169,391)
   -------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and
 cash equivalents                                             92,281          (1,395,199)      1,013,482

Cash and cash equivalents,
 beginning of period                                          73,384           1,468,583         455,101
- ----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                 $   165,665         $    73,384     $ 1,468,583
==========================================================================================================
Summary information:
    Interest paid                                        $       --          $       --      $     5,164
    Income taxes paid                                            --                  --              --
==========================================================================================================

See accompanying notes to consolidated financial statements.

PORTACOM WIRELESS, INC.
(formerly Extreme Technologies Inc.)

Notes to Consolidated Financial Statements
(expressed in U.S. dollars)
================================================================================

1.  FUTURE OPERATIONS:

    PortaCom Wireless Inc. (formerly Extreme Technologies Inc. and Subsidiaries) (the "Company") was incorporated on July 7, 1989 under the Company Act (British Columbia) and was inactive until April 1990 when it commenced activities related to the ownership and manufacturing for resale of a Personal Computer Branch Telephone Exchange System (the "PCBX System").

    At December 31, 1995, the Company had a working capital deficiency of $1,905,668 and a deficiency in assets of $1,090,268. In addition, during the nine months ended December 31, 1995, the Company incurred a loss of $1,334,480 and had a net use of cash in operating activities of $3,014,454. During the period the Company also entered into agreements to settle liabilities aggregating approximately $3,100,000 for cash payments or share issuances (note 9). Accordingly, there can be considered to be doubt as to nature and extent of the Company's future operations.

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


2.  CHANGE IN FISCAL YEAR:

    During the current reporting period, the Company changed the date on which its fiscal year ends from March 31 to December 31, 1995. Accordingly, results of operations for the transition period which ended December 31, 1995 cover a nine-month period.


3.  SIGNIFICANT ACCOUNTING POLICIES:

    (a)  Basis of and change in presentation:

         These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States.

    (b)  Basis of consolidation:

         These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, PortaCom International, Ltd., PCBX Systems, Inc., Extreme Laboratories, Inc. and Extreme TeleCom, Inc. All material intercompany accounts and transactions have been eliminated. All subsidiaries other than PortaCom International, Ltd. are inactive.

    (c)  Cash and cash equivalents:

         Cash equivalents are highly liquid investments, such as term deposits, having original maturities of three months or less, that are readily convertible to contracted amounts of cash.

PORTACOM WIRELESS, INC.
(formerly Extreme Technologies Inc.)

Notes to Consolidated Financial Statements, page 2
(expressed in U.S. dollars)
================================================================================

3.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

    (d)  Inventory:

         Inventory consists primarily of finished goods and is valued at the lower of cost, determined by the first-in, first-out method, and net realizable value. Provisions to reduce inventory to its estimated net realizable value are included in cost of sales.

    (e)  Equipment:

         Equipment is recorded at cost. Depreciation is provided at rates which are calculated to amortize the cost of these assets over the following estimated useful lives:

================================================================================
Asset                                              Basis           Rate
- --------------------------------------------------------------------------------
Computer equipment                         straight-line        3 years
Office equipment                           straight-line        5 years
Vehicle                                    straight-line        5 years
================================================================================

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

    (i)  Loss per share:

         Loss per share is computed based on the weighted average number of shares outstanding during the year, which number of shares excludes performance shares that are contingently returnable to the Company's treasury. The performance shares are excluded in this calculation as the specified levels of cash flow for their release from escrow are not currently being attained and failure to obtain their release will result in the shares' cancellation. If these shares become issuable, loss per share will be retroactively restated. Fully diluted loss per share has not been presented as the effect of issued performance shares and outstanding warrants and options are anti-dilutive.

PORTACOM WIRELESS, INC.
(formerly Extreme Technologies Inc.)

Notes to Consolidated Financial Statements, page 3
(expressed in U.S. dollars)
================================================================================

3.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

    (j)  Income taxes:

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Statement 109, deferred tax assets and liabilities are recognized based on the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         The impact on the Company's financial condition and results of operations is discussed in note 10.

    (k)  Currency:

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

    (l)  Share issuances:

         The Company accounts for issuance of shares when the shares are subscribed for. All share issuance costs reduce the consideration recorded.

    (m) Use of estimates:

        The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the period. Actual results could differ from these estimates. In these statements, estimates are primarily used in ass essing the collectibility of amounts receivable.


4.  PROMISSORY NOTES RECEIVABLE:

    Promissory notes receivable bear interest at rates ranging from 5% to 10% per annum, are unsecured and are due as to principal and interest at various dates commencing August 31, 1997 and ending January 4, 1998. The promissory notes receivable are due from entities which are related to the Company through common directors and management.

PORTACOM WIRELESS, INC.
(formerly Extreme Technologies Inc.)

Notes to Consolidated Financial Statements, page 4
(expressed in U.S. dollars)
================================================================================

5.  EQUIPMENT:

    ============================================================================
                                                December 31,       March 31,
                                                        1995            1995
    ----------------------------------------------------------------------------
    Computer equipment                            $    --           $119,321
    Office equipment                                   --             55,583
    Vehicle                                            --             31,700
    ----------------------------------------------------------------------------
                                                       --            206,604
    Less accumulated depreciation                      --            100,063
    ----------------------------------------------------------------------------
                                                  $    --           $106,541
    ============================================================================

6.  ACCRUED LIABILITIES:

    Included in accrued liabilities are management fees of $nil (March 31, 1995 -$144,000) due to a director (formerly an officer) of the Company. These management fees ceased to accrue as at October 31, 1995. The liability for common shares was settled in the nine month period ended December 31, 1995.

7.  PROMISSORY NOTE PAYABLE:

    ============================================================================
                                                December 31,      March 31,
                                                        1995           1995
    ----------------------------------------------------------------------------
    Promissory note payable                       $    --           $37,500
    Less current portion                               --            37,500
    ----------------------------------------------------------------------------
                                                  $    --           $   --
    ============================================================================

    The promissory note payable was originally in the amount of $150,000 and arose through settlement of a royalty claim. The promissory note was non-interest bearing, repayable in quarterly instalments of $12,500 and secured by a guarantee provided by a shareholder.

PORTACOM WIRELESS, INC.
(formerly Extreme Technologies Inc.)

Notes to Consolidated Financial Statements, page 5
(expressed in U.S. dollars)
================================================================================

8.  LOANS PAYABLE:

    ============================================================================
                                            December 31,           March 31,
                                                   1995                 1995
    ----------------------------------------------------------------------------
    Convertible promissory notes bearing
      interest at 10% per annum, due upon
      demand after June 19, 1996, but not
      later than December 19, 1997              $600,000           $      --

    Note payable to former officer due
      December 31, 1996                          200,000                  --

    Note payable to former services vendor,
      due as to $100,000 on or before
      April 5, 1996 (paid) and $71,000 on
      or before June 28, 1996                    171,000                  --

     Loan payable bearing interest at 10%
      per annum, due on demand                      --               142,008

    Notes payable to former officer, non-
      interest bearing and without specific
      terms of repayment                            --                15,000

    Other notes payable bearing interest at
      10% per annum and due in 1995                 --               927,500

    Loan payable bearing interest at 10% per
      annum, due April 15, 1996                     --               250,000

    Loan payable bearing interest at 8% per
      annum, due on demand                          --               250,000
    ----------------------------------------------------------------------------
                                                $971,000          $1,584,508
    ============================================================================

    At March 31, 1995, loans payable are primarily with parties currently or formerly related to the Company.

PORTACOM WIRELESS, INC.
(formerly Extreme Technologies Inc.)

Notes to Consolidated Financial Statements, page 6
(expressed in U.S. dollars)
===============================================================================

9.  SHARE CAPITAL:
    (a)  Authorized:
         Authorized share capital is as follows:
           100,000,000 common shares without par value
           100,000,000 class "A" preference shares with a par value of C$10 each 100,000,000 class "B" preference shares with a par value of C$50 each

    (b)  Issued common shares:

         ==========================================================================================
                                                        Number          Per share             Total
                                                     of shares      consideration     consideration
         ------------------------------------------------------------------------------------------
         Balance issued, March 31, 1993            12,617,544                           $ 3,563,381
         Issued for cash:
           Free-trading shares                        853,326                2.22         2,002,445
           On exercise of stock options                15,000                0.90            13,855
           On exercise of agent's warrants             75,000                0.92            68,620
         Issued in settlement of debt                  24,002                3.72            89,364
         ------------------------------------------------------------------------------------------
         Balance issued, March 31, 1994            13,584,872                             5,737,665
         Cash received in advance of issuance
          of common shares                            250,000                4.95         1,238,796
         ------------------------------------------------------------------------------------------
                                                   13,834,872                             6,976,461
         Issued for cash:
           Free-trading shares, net of share
            issuance costs of $354,047 (f)            656,457                3.38         2,220,353
           On exercise of stock options               266,000                1.61           427,325
           On exercise of warrants                    373,747                1.23           461,531
         Issued as a finders fee                       83,742                 --                --
         ------------------------------------------------------------------------------------------
         Balance issued and subscribed,
           March 31, 1995                          15,214,818                            10,085,670
         Free-trading shares                          204,878                1.36           277,490
         On exercise of stock options                 820,267                1.16           953,340
         ------------------------------------------------------------------------------------------
         Balance issued, December 31, 1995         16,239,963                            11,316,500
         To be issued on settlement of debt (g)     1,256,561                2.00         2,513,121
         To be cancelled (c)                       (5,950,000)                                 --
         ------------------------------------------------------------------------------------------
         Balance issued and to be issued,
           December 31, 1995                       11,546,524                           $13,829,621
         ==========================================================================================

PORTACOM WIRELESS, INC.
(formerly Extreme Technologies Inc.)

Notes to Consolidated Financial Statements, page 7
(expressed in U.S. dollars)
================================================================================

9.  SHARE CAPITAL (CONTINUED):

    (c)  Performance shares:

         Included in the issued and outstanding common shares are 6,550,000 common performance shares which are subject to an escrow agreement. These shares are releasable from escrow on satisfaction of certain predetermined tests set out by regulatory authorities related to the generation of positive cash flow from operations. Shares not released from escrow by September 9, 2002 will be cancelled. Pursuant to the escrow agreement, holders of the performance shares may exercise all voting rights attached thereto except on a resolution to cancel any of the shares, and have waived their rights to receive dividends or to participate in the assets and property of the Company on a winding-up or dissolution of the Company.

         Subsequent to year end, regulatory approval was received and 5,950,000 of these shares were cancelled.

    (d)  Stock options:

         Option changes for the period April 1, 1993 to December 31, 1995 were as follows:

              Outstanding and exercisable as at March 31, 1993      1,150,200

              Granted at C$4.45 per share                             100,000
              Exercised at C$1.25 per share                           (15,000)
              ---------------------------------------------------------------
              Outstanding and exercisable as at March 31, 1994      1,235,200

              Granted at C$5.68 per share                             274,800
              Exercised at C$4.45 per share                           (80,000)
              Exercised at C$1.25 per share                          (186,000)
              ---------------------------------------------------------------
              Outstanding and exercisable as at March 31, 1995      1,244,000

              Granted at C$1.90 per share                              75,000
              Granted at C$2.09 per share                             400,000
              Granted at C$2.41 per share                             150,000
              Exercised at C$1.25 per share                          (461,767)
              Exercised at C$2.09 per share                          (358,500)
              Cancelled                                              (431,300)
              ---------------------------------------------------------------
              Outstanding and exercisable as at December 31,
               1995                                                   617,433
              ===============================================================

     Stock options are issued at the average market price per share for the ten trading days prior to the date of issuance.

PORTACOM WIRELESS, INC.
(formerly Extreme Technologies Inc.)

Notes to Consolidated Financial Statements, page 8
(expressed in U.S. dollars)
================================================================================

9.  SHARE CAPITAL (CONTINUED):

    (e)  Warrants:

         Warrants are exercisable in Canadian ("C") and United States dollars as follows:

         During the year ended March 31, 1993, the Company, in connection with a number of private placements of common shares, issued warrants to purchase up to 445,671 common shares at prices of between C$1.75 and C$2.45 until February 1995. Of these warrants, 220,747 were exercised and the balance have expired.

         During the year ended March 31, 1994, the Company, in connection with private placements of common shares, issued warrants to purchase 853,326 common shares at C$3.43 per share if exercised between May 1994 and April 1995. As part of this transaction, the Company agreed to pay a finder's fee in the form of 57,256 share purchase warrants exercisable at C$4.37 per share if exercised between May 1994 and April 1995. These warrants expired during the period.

         During the year ended March 31, 1995, the Company, in connection with private placements of common shares, issued warrants to purchase 483,457 common shares at $3.50 per share if exercised by October 1995 and at $4.03 per share if exercised thereafter to October 1996.

         During the nine months ended December 31, 1995, the Company, in connection with a private placement, issued warrants to purchase 211,500 common shares at $5.10 per share if exercised by June 1995 and $5.87 if exercised thereafter to June 1996. In addition, the Company, in connection with a number of private placements of common shares, issued warrants to purchase up to 204,878 common shares at prices of between $1.28 and $1.47 per share if exercised by August 1996 and $1.47 and $1.69 if exercised thereafter to August 1997. None of these warrants have been exercised.

    (f)  Issuance costs:

         During the year ended March 31, 1995, the Company recorded $214,865 of costs related to the settlement of a legal dispute arising from a prior placement of common stock. Accordingly, these costs have been recorded as a reduction in the equity previously raised.

    (g) Shares to be issued on settlement of debt:

        During the period ended December 31, 1995, the Company entered into agreements to issue 1,256,561 common shares at their estimated value of $2.00 per share to settle outstanding liabilities aggregating $2,513,121. Filings to obtain regulatory approval were made prior to December 31, 1995 and regulatory approval was received on May 16, 1996. As the agreements were entered into prior to period end, these settlements have been recorded in the period.

PORTACOM WIRELESS, INC.
(formerly Extreme Technologies Inc.)

Notes to Consolidated Financial Statements, page 9
(expressed in U.S. dollars)
================================================================================

10.  INCOME TAXES:

     As at December 31, 1995, the Company has income tax losses in Canada and the United States in excess of $14,000,000 available to reduce future income taxes payable the benefit of which has not been recorded in the accounts. These loss carry forwards expire at various times through the year 2005. The unrecorded benefit of these loss carry forwards is approximately $5,500,000. The effect of this benefit has been fully offset by a valuation allowance under the provisions of Statement 109 due to the uncertainty of its realization.


11.  RELATED PARTY TRANSACTIONS:

     Related party transactions not disclosed elsewhere in these consolidated financial statements include:

     (a) Included in accounts payable at December 31, 1995 is approximately $25,000 (March 31, 1995 - $758,000) owing to related parties.

     (b) Management and consulting fees have predominantly been charged by related parties.

     (c) Included in bad debts expense for the nine months ended December 31, 1995 is $21,386 (year ended March 31, 1995 - $227,000) recorded as provisions against employee loans.

     (d) The Company has reimbursed expenses incurred by directors and officers on its behalf during the periods presented.


12.  CONCENTRATIONS OF CREDIT RISK:

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents and accounts receivable.

     The Company maintains cash equivalents with various financial institutions. These financial institutions are located in Canada and the United States. The Company's policy is to limit the exposure at any one financial institution and to invest solely in highly liquid investments that are readily convertible to contracted amounts of cash.

     The Company sells its products to various customers primarily located in the south-western United States. The Company performs ongoing credit evaluations of its customers' financial condition, and generally requires no collateral as security against accounts receivable. At December 31, 1995, no single customer accounts for a significant portion of the accounts receivable balance.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III
                                   --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         THE INFORMATION GIVEN IN RESPONSE TO THIS ITEM 9 IS AS OF JULY 31, 1996

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS
- --------------------------------------------------

     The following table identifies all of the current directors and executive officers of the Registrant and its subsidiaries. Directors serve until the next annual meeting or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors.





NAME                            AGE   POSITION
- ----                            ---   --------

Douglas C. MacLellan             40   President, Chief Executive Officer and
                                      Director of the Registrant

Howard B. Frantom                62   Director of the Registrant; President and
                                      Chief Executive officer of PIL;
                                      Chief Technical Officer of Registrant

Robert B. Alexander              42   Director of the Registrant; Director of
                                      PCBX Systems and Laboratories

Morris J. Magid                  64   Treasurer of the Registrant; Director and
                                      Secretary, PCBX Systems; Director,
                                      Laboratories

Stephen M. Leahy                 39   Secretary and Director of the Registrant

Stephen O. Stephens              66   Director of the Registrant

Robert G. Flitton                33   Director of the Registrant

Keith A.J. Hay                   58   Director of the Registrant

R. Keith Alexander               65   Director of the Registrant

J. Michael Christiansen          39   Executive Vice President


          DOUGLAS C. MACLELLAN
          --------------------

          Mr. MacLellan has been President, Chief Executive Officer and Director of the Registrant since November 1995. Mr. MacLellan expends a majority of his professional time on behalf of the registrant. Mr. MacLellan is also currently Vice Chairman of AAT. Mr. MacLellan is a founder of PWC (see Item 12. "Certain Relationships and Related Transactions"), and has been President and C.E.O. of PWC since July, 1995. From 1992 to the present Mr. MacLellan has been President of The MacLellan Group, Inc., a consulting firm providing a broad range of
financial and management advisory services.   From 1993 to 1995, Mr. MacLellan
was a principal and co-founder of Maroon Bells Capital Partners, Inc. ("MBCP"), a merchant banking firm which specializes in providing corporate finance services to companies in the international and domestic telecommunications and media industries. At MBCP, Mr. MacLellan concentrated on the financing and corporate governance of international and domestic businesses. From 1989 to 1992 Mr. MacLellan was Vice President (1989 to 1990) and President (1991 to
1992) of American Business Ventures, Inc., a venture capital, management consulting, and mergers and acquisition firm.

          Mr. MacLellan currently is a member of the board of directors and co-founder of InterAmericas Communications Corporation, a public international telecommunications company which operates a competitive access fiber and satellite network in Latin America. Mr. MacLellan is also a former co-founder and director of Great Bear Technology, Inc., a public Bulgaria and California-based multi-media software development company. Mr. MacLellan also serves as a director of AMDL, Inc., a publicly held development stage biotechnology firm, and as a director of Albion Offset Group, a privately held international trade advisory firm. Mr. MacLellan was educated at the University of Southern California in economics and finance, with advanced training in classical economic theory.

          HOWARD B. FRANTOM
          -----------------

          Mr. Frantom has been Chief Technical Officer of the Company since June 1996. He was the Company's Chairman of the Board and Chief Operating Officer from November 1995 until June 1996 and the Chief Executive Officer from June 1995 to November 1995. Mr. Frantom has been President and Chief Executive Officer of PIL since 1994. From 1988 to 1990, Mr. Frantom served as acting President and Vice President of Engineering and Operations (chief engineer) of Los Angeles Cellular Telephone Company. From 1992 to 1994, Mr. Frantom was President and CEO of PCBX Systems, Inc., a subsidiary of the Company. From 1990 to 1992, Mr. Frantom was President of Worldwide Cellular & Telecommunications Company, who contracted for the engineering and operations for the cellular system in Mexico.

          ROBERT B. ALEXANDER
          -------------------

          Mr. Alexander has been a Director of the Company since its inception in 1989. In June 1994, Mr. Alexander was appointed Chairman of the Board of Directors, a post he held until December 1994, and was Vice Chairman from December 1994 to January 1995. Mr. Alexander was also President of the Company from its inception until June 1994. He also serves as Director of PCBX Systems and Laboratories. In the past, Mr. Alexander has been President of Readware Systems Corporation from August 1991 until August 1992 and President of First Hospitality (Canada) Corporation from 1988 until 1991.

          MORRIS J. MAGID
          ---------------

          Mr. Magid has been Treasurer of the Registrant since November 1995 and is also a director of PCBX Systems, Telecom, and Laboratories. Mr. Magid is an active investor and real estate developer with extensive experience in the pharmaceutical industry. A licensed pharmacist and pharmacy owner for approximately 30 years, Mr. Magid has also served as a pharmaceutical consultant to several convalescent hospitals.

          STEPHEN M. LEAHY
          ----------------

          Mr. Leahy is the Secretary of the Registrant, and has been a director since September 1991. Mr. Leahy is a co-founder of Altafund, a mutual fund underwritten by Merrill Lynch, Mr. Leahy has been President of International Delta Resources Ltd. since June, 1984, and President of Calco Resources Ltd. since September, 1987, President of Cora Resources Ltd. since September 1990 and Director of Golden Rainbow Resources Ltd. since November, 1988.

          STEPHEN O. STEPHENS
          -------------------

          Mr. Stephens has been a Director of the Registrant since August 30, 1995. Since 1969 Mr. Stephens has been President of Stephens International, Ltd., a diversified investment company. From 1993 to 1995 Mr. Stephens served as assistant to the Chairman of the Board of Stephens Group, from 1986 to 1995 he served as director of corporate communications for Stephens Inc. and from 1993 to 1995 he served as President of Stephens Entertainment, Inc. He served as a director of Arkansas Aerospace, Inc., a subsidiary of British Aerospace, Inc.

          ROBERT G. FLITTON
          -----------------

          Mr. Flitton has been a Director of the Registrant since February, 1996. Mr. Flitton has been a partner in Flitton Industries since July, 1992, where he specializes in acquisitions, financing arrangements, development approvals and troubleshooting for large residential and commercial projects in British Columbia, Washington and Colorado. Prior to that, he was the development manager of ParkLane Homes, one of Western Canada's largest landbuilders and developers. Mr.

Flitton has also held management positions with The Bentall Group, The Molnar Group, The Bank of Nova Scotia, and Guaranty Trust.

          KEITH A.J. HAY
          --------------

          Mr. Hay has been a Director of the Registrant since November, 1995. Since 1978 Mr. Hay has been President of the Canadian consulting company, Econolynx International Ltd. of Ottawa, Ontario. Educated at the University of Southampton, the University of Toronto and Brown University, Mr. Hay is an authority on high growth international economies, manufacturing and processing industries, trade and commercial policies, international business and economic development. He has been a Professor of Economics at Carleton University, Ottawa, since 1975, and a consultant to several Canadian government departments, multinational corporations and banks. Presently, Mr. Hay is advisor to the World Bank on economic reform in Guyana and to the Canadian International Development Agency on development policy in Southern Africa. He is also the principal consultant to the Canadian Association of Power Systems Exporters on export marketing of hydro electric power machinery and equipment.

          R. KEITH ALEXANDER
          ------------------

          Mr. Alexander has been a Director of the Registrant since June, 1996. From 1984 to 1992 he was a Vice President of RBC Dominion Securities Ltd. From 1992 to 1996 he was an independent financial consultant. He is the former Chairman of the Investment Dealers Association of Alberta and Governor of the Alberta Stock Exchange.

          J. MICHAEL CHRISTIANSEN
          -----------------------

          Mr. Christiansen has been Executive Vice President, Accounting since June 1996, and was Executive Vice President and Chief Financial Officer of the Company from November 1995 to June 1996. Mr. Christiansen is a co-founder of PWC and was Chief Financial Officer and Secretary of PWC since inception in July 1995. From 1992 to 1995, Mr. Christiansen served as director of business development for Trident Data Systems, a computer systems integrator, where he was responsible for the start-up of Trident's commercial information systems consulting business unit. From 1991 to 1992, he was Senior Vice President of corporate finance at A.B. Laffer, V.A. Canto & Associates. From 1987 to 1991, he was Vice President, Corporate Finance, at Seidler Amdec Securities Inc. From 1984 to 1987, he was Vice President and a consulting economist with A.B. Laffer Associates. Mr. Christiansen holds an MBA degree from the University of Southern California.

FORMER OFFICERS

          MAX E. BOBBITT
          --------------

          Mr. Bobbitt was Chairman of the Board and Director of the Registrant from May 22, 1996 to July 18, 1996 and it is anticipated that upon the closing of the AAT acquisition, he will be reappointed as Chairman. Between 1970 and 1995 Mr. Bobbitt served at ALLTEL Corporation, a telecommunications and information services company, including terms as President and Chief Operating Officer (from 1993 to 1995), Executive Vice President and Chief Financial Officer (from 1985 to 1992), and a Director (from 1990 to 1995). Mr. Bobbitt retired from ALLTEL Corporation on January 4, 1995. He is presently a Director of WorldCom, Inc., a long distance telephone company, and is President and Chief Executive Officer of Asian American Telecommunications Corporation. He holds a B.S. degree in accounting from Arkansas State University.

          LAWRENCE A. MCLERNON
          --------------------

          Mr. McLernon was Chief Operating Officer of the Registrant from June 4, 1996 to July 18, 1996 and it is anticipated that upon the closing of the AAT acquisition, he will be reappointed as Chief Operating Officer. Mr. McLernon is currently an officer of AAT. From 1991 to 1996 he was Senior Managing Director of McLernon & Associates, Ltd., a business development and management consulting firm. He was a founder and from 1983 to 1991 was Chief Executive Officer of LCI International, Inc., a long distance telephone carrier. From 1980 to 1983 he was the Chief Executive Officer of National Telecom, Inc., a distributor of Northern Telecom products, and from 1976 to 1979 he was Vice President - International Operations of United Telecom (now Sprint). He served on the Board of Directors of BroadBand Technologies, Inc. and Digital Storage.

          LARRY E. WOLFE
          --------------

          Mr. Wolfe was Executive Vice President, Finance of the Registrant from June 5, 1996 to July 18, 1996 and it is anticipated that upon the closing of the AAT acquisition, he will be reappointed as Executive Vice President, Finance.
Mr. Wolfe is currently an officer of AAT.   From 1995 to 1996 he was a Managing
Director of McLernon & Associates, Ltd., and he was a founder and, from 1983 to 1993, Chief Financial Officer of LCI International, Inc. From 1993 to 1994, Mr. Wolfe was Chief Accounting and Administrative Officer of LCI. From 1994 to 1995 he was Executive Vice President and Chief Financial Officer of STN Incorporated, a Canadian telecommunications company. In 1983, Mr. Wolfe was Chief Financial Officer of National Telecom, Inc.

          Section 16(a) Reports
          ---------------------

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and any persons who own more than 10% of a registered class of the Company's equity securities to file with the SEC reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on written representations, the Company believes that, during the period covered by this report, none of the filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with. The Company intends to implement a program to enhance compliance by directors and officers with future 16(a) reporting obligations.

ITEM 10.  EXECUTIVE COMPENSATION

          The following table discloses, for the fiscal transition period ended December 31, 1995, individual compensation information relating to the Chief Executive Officers serving during the period. No executive officers earned more than $100,000.

                          Summary Compensation Table

- ------------------------------------------------------------------------------------------------------------
                               Annual Compensation            Long-Term Compensation
                                                          --------------------------------
                                                                  Awards           Payouts
- ------------------------------------------------------------------------------------------------------------
Name and          Fiscal                                              Securities
Principal         Year or                     Other       Restricted  Underlying
Position of       Transition                   Annual      Stock       Options/     LTIP
Executive         Period      Salary   Bonus   Compen-     Awards      SARS         Payouts  All Other
Officer           Ending      ($)      ($)     sation ($)  ($)         (#)          ($)      Compensation($)
- ------------------------------------------------------------------------------------------------------------
Howard B.(1)      Dec. 31,    115,200  nil     nil         nil         nil          nil      nil
Frantom,          1995
Chief Operating   Mar. 31,    120,000  nil     nil         nil         nil          nil      nil
Officer of the    1995
Registrant,       Mar. 31,    120,000  nil     nil         nil         nil          nil      nil
President of      1995
PIL, Past         Mar. 31,    120,000  nil     nil         nil         nil          nil      nil
Chief Executive   1995
Officer of the
Registrant

Scott Mednick,    Dec. 31,    nil (3)  nil     nil         nil         nil          nil      nil
Past Chief        1995
Executive
Officer and
Chairman of
the Board (2)

Douglas C.        Dec 31,     28,000   nil     nil         nil         nil          nil      nil
MacLellan,        1995
President and
CEO of the
Registrant (4)
============================================================================================================

(1) Mr. Frantom served as Chief Executive Officer from June 1995 to November
    1995.

(2) Mr. Mednick served as Chairman of the Board from December 1994 to June 1995 and Chief Executive Officer from February 1995 to June 1995.

(3) See discussion below regarding the Registrant's settlement agreement with Mr. Mednick concerning his employment agreement.

(4) Mr. MacLellan has served as Chief Executive Officer from November 1995.

The terms and conditions of the employment contracts or arrangements with the above mentioned executive officers are as follows:


    No LTIP has been instituted by the Company and none are proposed at this time. Accordingly, there is no LTIP Awards Table set out in this Annual Report.

    The Company does not currently have a "Compensation Committee". The directors of the Company do not have any specific policies for determining compensation of executive officers. The Company intends to name a "Compensation Committee" which will be comprised of certain outside directors of the Company.

    No pension plans or retirement benefit plans have been instituted by the Company and none are proposed at this time. Although the Registrant has no formal bonus arrangements, bonuses are granted at the discretion of management.

    On June 19, 1992, PCBX Systems entered into an employment agreement (the "Employment Agreement") with Howard B. Frantom, whereby he is to be employed as its President and Chief Executive Officer for a term of five years. In addition to his salary, Mr. Frantom received 250,000 "Performance Shares" of the Registrant for $.01 per share (which were subsequently canceled), and stock options to purchase 250,000 additional shares of the Registrant at C$1.25 per share. In April, 1994 the terms of the Agreement were incorporated into a new Agreement whereby Mr. Frantom became employed by PIL, a subsidiary of the Company. The term of employment was extended to 1999. Effective July 26, 1996, Mr. Frantom's employment agreement was terminated by mutual agreement, although Mr. Frantom continues to be employed by the Registrant and receives a salary until November 1996.

    Effective December 5, 1994, the Company entered into an employment contract with Scott Mednick whereby he was employed as Chairman of the Board of the Company and Laboratories. Mr. Mednick was subsequently appointed President and Chief Executive Officer of the Company on February 10, 1995. Effective June 19, 1995, Mr. Mednick resigned for personal reasons. His basic compensation was to be at the annual rate of $150,000 and he was to be reimbursed up to a maximum of $300,000 for additional expenses his businesses would incur as a result of his employment by the Company. He was also to receive certain stock options. Upon Mr. Mednick's resignation, the Company entered into separate settlement agreements, which were subsequently amended, with Mr. Mednick and Scott A. Mednick & Associates, Inc. (dba The Mednick Group). Pursuant to the amended settlement agreements, the Company would (i) pay Mr. Mednick $200,000 on or before December 31, 1996, and (ii) make payments totaling $171,000 to The Mednick Group in full satisfaction of the Company's obligations to The Mednick Group which had been paid prior to July 31, 1996.

    In November 1995, the Registrant entered into an employment agreement with Douglas C. MacLellan, whereby he is to be employed as its President and Chief Executive Officer on a month to month basis, and shall be paid a base salary of $168,000 per annum plus reimbursement of expenses.

                            GRANT OF STOCK OPTIONS

     There were no option grants to any of the Registrant's named executive officers during the transition period ended December 31, 1995:

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                    AND FISCAL YEAR-END OPTION VALUES TABLE

     The following table shows information regarding the exercise of stock options during the Fiscal transition period ended December 31, 1995 by the named executive officers and the number and value of any unexercised stock options held by them as of December 31, 1995:

                                                   Number of         Value of
                                                   Securities      Unexercised in
                                                   Underlying        the Money
                                                   Unexercised      Options/SARS
                                                   Options/SARS    at Fiscal Year
                                    Aggregate     at Fiscal Year       End ($)
    Name of         Securities       Value           End (#)
   Executive        Acquired on     Realized      Exercisable/      Exercisable/
    Officer        Exercise (#)        ($)        Unexercisable    Unexercisable
   ---------       ------------     --------      -------------    --------------

Howard Frantom          0               0           250,000/0        43,968 (1)


(1) The value of the options is calculated based upon the market price of the Company's Common Stock as of December 31, 1995 of $1.09 per share, as reported by the Vancouver Stock Exchange.

DIRECTORS FEES

          The Registrant does not pay independent directors who attend a regularly scheduled or special meeting of its Board of Directors. None of the directors of the Company were compensated by the Company or its subsidiaries during the most recently completed financial year for their services in their capacity as directors, nor for services as consultants or experts. However, Stephen

Leahy owns 50% of Mustang Management Ltd., which received approximately $15,000. for rent and administrative services during the fiscal transition period ending December 31, 1995.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth, as of July 31, 1996, information with respect to the securities holdings of all persons which the Registrant has reason to believe may be deemed the beneficial owners of more than 5% of the Registrant's outstanding Common Stock. The following table indicates the beneficial ownership of such individuals numerically calculated based upon the total number of shares of Common Stock outstanding. Also set forth in the table is the beneficial ownership of all shares of the Registrant's outstanding stock, as of such date, of all directors and named executive officers, individually, and all directors and executive officers as a group.


                                   Amount and Nature       % of
                                of Beneficial Ownership  Ownership
                                -----------------------  ---------
Howard Frantom (1)                      285,297             2.3%
3112 Allview Drive
Running Springs, CA  92382

380144 B.C. Ltd.(2)                     641,546             5.4%
1020-510 Burrard St.
Vancouver, BC V6C 3A8

Douglas C. MacLellan                          0             *
224 Redlands St.
Playa del Rey, CA  90293

Robert Brent Alexander                  502,395             4.2%
6269 St. Georges Cres.
West Vancouver, BC V7W 1Z3

Morris J. Magid(3)                      708,149             5.9%
1054 N. Selby Avenue
Los Angeles, CA  90024

Stephen Leahy(4)                         28,400             *
1055 W. Hastings St., Ste. 1010
Vancouver, BC V6E 2E9


Stephen O. Stephens(5)                   90,000             *
700 East Ninth St., Suite 11-L
Little Rock, AR 72202

Keith A.J. Hay(6)                        90,000             *
1900 Merivale Rd., #202
Nepean, ON K2G4N4

Robert G. Flitton(7)                     49,500             *
1 St. Andres Ct.
Pueblo, CO  81001

J. Michael Christiansen (8)              47,899             *
2114 Farrell Avenue
Redondo Beach, CA  90278

Max E. Bobbitt (9)                      400,000             3.3%
62 Carmel Drive
Little Rock, AR 72212

Larry E. Wolfe (10)                           0             *
278 Glen Village Court
Powell, OH 43965

Lawrence A. McLernon (10)                     0             *
3106 Upda Creek
Seabrook Island, SC 29455

R. Keith Alexander                       90,100             *
228 Westshore
20 Midpark Crescent SE
Calgary, AB T2X 1P3

All Directors and Executive           2,929,286            24.6%
Officers as a group (13 persons)(11)

_______________________

(1) Includes 250,000 options to purchase common stock of the Registrant, which are exercisable within sixty days.

(2) A British Columbia corporation owned equally by Morris & Marvin Magid. Includes 341,330 Warrants purchased in private placement transactions. Does not include any of the record holdings of Marvin or Morris Magid. Morris and Marvin Magid are brothers.

(3) Includes 152,100 shares and 152,100 warrants purchased in a private placement during February 1993; and 365,100 options. Does not include any shares hold by 380144 B.C. Ltd., a British Columbia corporation owned equally by Mr. Magid and his brother, Marvin.

(4) Includes 20,000 options to purchase common stock of the Registrant, which are exercisable within sixty days.

(5) Includes 90,000 options to purchase common stock of the Registrant, which are exercisable within sixty days.

(6) Includes 90,000 options to purchase common stock of the Registrant, which are exercisable within sixty days.

(7) Includes 45,000 options to purchase common stock of the Registrant, which are exercisable within sixty days.

(8)  Comprised of 47,899 options.

(9) Resigned as Chairman as of July 18, 1996. Mr. Bobbitt is included in this table because, for certain purposes, he remains an "affiliate".

(10) Resigned as an officer of the Registrant  as of July 18, 1996.

(11) Includes shares owned by Max Bobbitt. See footnote (9) above.

 *   Less than 1%.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

1.        Acquisition of AAT
          ------------------

          Max E. Bobbitt owns or controls approximately 28.0% of AAT.  Douglas
C. MacLellan, Larry E. Wolfe, and Lawrence A. McLernon own approximately 2.0%, 1.3% and 2.6%, respectively, of AAT.

2.        Acquisition of PWC
          ------------------

          PortaCom Wireless Communications, Inc., is a Delaware corporation. Douglas C. MacLellan owns 43.5%. J. Michael Christiansen owns 21.7%. Stephen Stephens owns 8.7%. On July 18, 1996, the Registrant announced that it had terminated the acquisition of PWC as it had not yet received regulatory approval.

3.        PortaCom International, Ltd.
          ---------------------------

          Asia Telecom, Inc., which owns 10% of TAI, is owned 100% by Howard Frantom's spouse, Vera Frantom. As of December 3, 1995, Asia Telecom, Inc. agreed to sell all of its shares in TAI to the Registrant. This agreement is presently subject to regulatory approval. In the interim, the agreement provides an irrevocable proxy allowing the Registrant to vote all of the shares subject to the agreement. On July 18, 1996, the Registrant announced that it had terminated the acquisition as it had not yet received regulatory approval.

          Prior to his joining the Company, Howard Frantom obtained a 21% interest in a venture formed to provide cellular telephone service in Central America. The license sought by this venture has not yet been obtained, nor can the Company provide assurances that a licence will eventually be obtained.

          Franklin Vincent, a former employee of PIL as of March 31, 1995, owns 2.05% of the issued and outstanding shares of TAI. Mr. Vincent resigned from his position with the subsidiary on March 22, 1996, and has accepted a position with a company which is unrelated to the Registrant. As of December 3, 1995, Mr. Vincent agreed to sell all of his shares in TAI to the Registrant. This agreement is presently subject to regulatory approval. In the interim, the agreement provides an irrevocable proxy allowing the Registrant to vote all of the shares subject to the agreement. On July 18, 1996, the Registrant announced that it had terminated the acquisition as it had not yet received regulatory approval.

4.        Employment Arrangements
          -----------------------

          The Registrant has entered into agreements and other employment arrangements with certain of its officers and directors. See "ITEM 10. EXECUTIVE COMPENSATION."

5.        Funds Advanced and Repaid
          -------------------------

          As of June 30, 1994, the Company owed its Chairman and former Chief Executive Officer, Robert Alexander, $112,500 in consulting fees that have periodically accrued since inception. In October, 1995, the total accrued debt of $164,500 was settled for 82,250 shares at a deemed price of $2. Furthermore, consulting fees ceased to accrue after October 31, 1995.

          On or about February 24, 1993, the Registrant repaid advances to Morris Magid ($384,000) and Marvin Magid ($57,000), brothers of Robert Magid. During 1993, the Registrant also used part of the net proceeds from the public offering to repay a loan from Robert Alexander ($30,000 (Cdn)). Such advances and loans were made to provide working capital to the Company until additional equity capital was obtained. On or about July 28, Morris Magid provided a $300,000 line of credit available to the Company for a sixty day period to be used as a bridge loan until a private placement of Common Stock could be completed. As of March 31, 1995, $140,000 remained outstanding under this line of credit. On July 21, 1995, at Mr. Magid's request, the Company applied the amount due, plus interest of approximately $10,000, towards the payment due to the Company by Mr. Magid pursuant to the exercise of 168,000 options at C$1.25 per share. In January 1994, a company controlled by Mr. Magid pledged 1,128,415 shares of common stock to guarantee a loan for the benefit of the Company. In connection with such advances and loans, the Company agreed, subject to regulatory approval, to issue a total of 42,757 "bonus" shares to Mr. Magid.

7.        Compensatory shares pursuant to cancellation of performance shares
          ------------------------------------------------------------------

          As compensation for the agreement by Messrs. Morris Magid, Robert Alexander and Howard Frantom to surrender their 5,950,000 performance shares which were held under an escrow agreement, the Registrant has agreed to issue,
at a deemed price of $2.00 per share,   43,516 common shares, 271,245 common
shares and 1 common share each to Mr. Magid, Mr. Alexander, and Mr. Frantom, respectively. As of the date of this filing, none of the aforementioned shares
have been issued.   The Registrant does not expect to issue any of the
compensatory shares while it remains subject to the jurisdiction of the Vancouver Stock Exchange and the British Columbia Securities Commission.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following Exhibits are filed as part of this Report:


Exhibit
  No.      Description
  3.1      Certificate of Incorporation of the Registrant /(1)/

  3.2      Amendment to Certificate of Incorporation dated May 1, 1990/(2)/

  3.3      Amendment to Certificate of Incorporation dated September 10,
           1991/(3)/

  3.4      Amendment to Certificate of Incorporation dated November 1, 1994/(4)/

  3.5      Amendment to Certificate of Incorporation dated December 5, 1995/(5)/

  3.6      By-Laws of the Registrant /(6)/

  4.1      Copy of Specimen Stock Certificate /(7)/

  4.2      Copy of Specimen Stock Option Agreement /(8)/

  4.3      Copy of Specimen Share Purchase Warrant Certificate /(9)/

  4.4      Copy of Subscription Form /(10)/

  4.5      Form of Escrow Agreement dated September 30, 1991 /(11)/

  4.6      Form of Escrow Agreement dated June 30, 1992 /(12)/

 10.1      Employment Agreement between PIL and Howard B. Frantom /(13)/

 10.2      Acquisition Agreement and Plan of Reorganization between the
           Registrant and Asian American Telecommunications Corporation
           ("AAT")/(14)/

 10.3      Form of First Amendment to Acquisition Agreement and Plan of
           Reorganization between the Registrant and Asian American
           Telecommunications Corporation ("AAT")/(15)/

 10.4      Second Amendment to Acquisition Agreement and Plan of
           Reorganization between the Registrant and Asian American
           Telecommunications Corporation ("AAT")/(16)/

 10.5      Participation Agreement between Hoang Ly Huu, Sonny Luu, CMC
           International, Inc., Asia Telecom, Inc., and the Registrant /(17)/

 10.6      Stock Purchase Agreement between the Registrant, PortaCom
           International, Ltd., and Asia Telecom, Inc., Franklin A. Vincent,
           Jr., and Donald E. Thompson and Victoria L. Thompson /(18)/

 10.7 Form of Agreement For Cancellation of Stock Purchase Agreement between the Registrant, PortaCom International, Ltd., and Asia
           Telecom, Inc., Franklin A. Vincent, Jr., and Donald E. Thompson and
           Victoria L. Thompson /(19)/

 10.8      Agreement For Cancellation of Performance Shares between the
           Registrant and Morris J. Magid, Robert B. Alexander, and Howard B.
           Frantom /(20)/

 10.9      Form of Stock Purchase Agreement between the Registrant and Stephen
           O. Stephens, Douglas C. MacLellan, J. Michael Christiansen, PJL
           Communications, Inc., and PortaCom Wireless Communications,
           Inc./(21)/

 10.10     Separation and Consulting Agreement between the Registrant and
           Francis T. Phalen /(22)/

 10.11     Letter of Agreement Regarding Employment between the Registrant and
           Scott A. Mednick /(23)/

 10.12     Restructuring and Settlement Agreement between the Registrant and
           Scott A. Mednick and Associates, Inc. (dba The Mednick Group)/(24)/

 10.13     Amendment to Restructuring and Settlement Agreement between the
           Registrant and Scott A. Mednick and Associates, Inc. (dba The Mednick
           Group)/(25)/

 10.14     Restructuring and Settlement Agreement between the Registrant and
           Scott A. Mednick /(26)/

 10.15     Amendment to Restructuring and Settlement Agreement between the
           Registrant and Scott A. Mednick /(27)/


 10.16     Engagement Letter between the Registrant and Rozell International
           Holdings Ltd. /(28)/

 10.17     Stock Option Agreement between the Registrant and Keith A.J.
           Hay /(29)/

 10.18     Stock Option Agreement between the Registrant and Robert
           Flitton /(30)/

 10.19     Stock Option Agreement between the Registrant and Stephen O.
           Stephens /(31)/

 10.20 Agreement between the Registrant and Howard B. Frantom acknowledging cancellation of Employment Agreement /(32)/

 10.21 Agreement between the Registrant, PIL, and certain shareholders of TAI to cancel the Stock Purchase Agreement dated as of October 31, 1995 /(33)/

 10.22     Employment Agreement between the Registrant and Douglas C. MacLellan
           Although no written contract has been executed, the terms and conditions of this Agreement provide for employment on a month to month basis, with remuneration consisting of a base salary of $168,000 per annum plus reimbursement expenses

 21        Subsidiaries of the Registrant /(33)/

 27        Financial Data Schedule*

* Filed herewith
/(1)/ Incorporated by reference to Exhibit 3.1 to Form 10-SB filed with the Securities and Exchange Commission on January 18, 1994 (the "Form 10-SB").
/(2)/ Incorporated by reference to Exhibit 3.3 to Amendment #1 to Form 10-SB filed with the Securities and Exchange Commission on September 8, 1994 (the "Amendment #1 to Form 10- SB").
/(3)/ Incorporated by reference to Exhibit 3.4 to Amendment #1 to Form 10-SB. /(4)/ Incorporated by reference to Exhibit 3.4 to Form 10-KSB for the fiscal year ended March 31, 1995.
/(5)/ Incorporated by reference to Exhibit 3.5 to Form 10-KSB for the fiscal year ended March 31, 1995.
/(6)/  Incorporated by reference to Exhibit 3.2  to Amendment #1 to Form 10-SB.
/(7)/ Incorporated by reference to Exhibit 4.1 to Amendment #1 to Form 10-SB. /(8)/ Incorporated by reference to Exhibit 4.2 to Form 10-SB.
/(9)/  Incorporated by reference to Exhibit 4.3 to Form 10-SB.
/(10)/ Incorporated by reference to Exhibit 4.4 to Form 10-SB.
/(11)/ Incorporated by reference to Exhibit 4.5 to Form 10-SB.
/(12)/ Incorporated by reference to Exhibit 4.6 to Form 10-SB.
/(13)/ Incorporated by reference to Exhibit 10.3 to Amendment #1 to Form 10-SB. /(14)/ Incorporated by reference to Exhibit 10.2 to Form 10-KSB for the fiscal year ended March 31, 1995.
/(15)/ Incorporated by reference to Exhibit 10.3 to Form 10-KSB for the fiscal year ended March 31, 1995.
/(16)/ Incorporated by reference to Exhibit 10.4 to Form 10-KSB for the fiscal year ended March 31, 1995.
/(17)/ Incorporated by reference to Exhibit 10.5 to Form 10-KSB for the fiscal year ended March 31, 1995.
/(18)/ Incorporated by reference to Exhibit 10.6 to Form 10-KSB for the fiscal year ended March 31, 1995.
/(19)/ Incorporated by reference to Exhibit 10.7 to Form 10-KSB for the fiscal year ended March 31, 1995.
/(20)/ Incorporated by reference to Exhibit 10.8 to Form 10-KSB for the fiscal year ended March 31, 1995.
/(21)/ Incorporated by reference to Exhibit 10.9 to Form 10-KSB for the fiscal year ended March 31, 1995.

/(22)/ Incorporated by reference to Exhibit 10.10 to Form 10-KSB for the fiscal year ended March 31, 1995.
/(23)/ Incorporated by reference to Exhibit 10.11 to Form 10-KSB for the fiscal year ended March 31, 1995.
/(24)/ Incorporated by reference to Exhibit 10.12 to Form 10-KSB for the fiscal year ended March 31, 1995.
/(25)/ Incorporated by reference to Exhibit 10.13 to Form 10-KSB for the fiscal year ended March 31, 1995.
/(26)/ Incorporated by reference to Exhibit 10.14 to Form 10-KSB for the fiscal year ended March 31, 1995.
/(27)/ Incorporated by reference to Exhibit 10.15 to Form 10-KSB for the fiscal year ended March 31, 1995.
/(28)/ Incorporated by reference to Exhibit 10.16 to Form 10-KSB for the fiscal year ended March 31, 1995.
/(29)/ Incorporated by reference to Exhibit 10.17 to Form 10-KSB for the fiscal year ended March 31, 1995.
/(30)/ Incorporated by reference to Exhibit 10.18 to Form 10-KSB for the fiscal year ended March 31, 1995.
/(31)/ Incorporated by reference to Exhibit 10.19 to Form 10-KSB for the fiscal year ended March 31, 1995.
/(32)/ Incorporated by reference to Exhibit 10.20 to Form 10-KSB for the fiscal year ended March 31, 1995.
/(33)/ Incorporated by reference to Exhibit 10.21 to Form 10-KSB for the fiscal year ended March 31, 1995.

(b)    Reports on Form 8-K:
       None.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB for the fiscal transition period ended December 31, 1995 to be signed on its behalf by the undersigned, thereunto duly authorized, in Playa del Rey, California, on August 7, 1996.

                                       PORTACOM WIRELESS, INC.

                                       By:   /s/ Douglas C. MacLellan
                                             -----------------------------------
                                             Douglas C. MacLellan
                                             President and Chief Executive
                                             Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-KSB for the fiscal transition period ended December 31, 1995 has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                          Date
- ---------                         -----                          ----

/s/ Douglas C. MacLellan          Director, President and        August 7, 1996
- ---------------------------       Chief Executive Officer
Douglas C. MacLellan


/s/ J. Michael Christiansen       Executive Vice President       August 7, 1996
- ----------------------------      (principal financial officer)
J. Michael Christiansen


/s/ Robert B. Alexander           Director                       August 8, 1996
- ----------------------------
Robert B. Alexander

                                  Director                       August __, 1996
- ----------------------------
R. Keith Alexander

/s/ Robert G. Flitton             Director                       August 8, 1996
- ----------------------------
Robert G. Flitton


/s/ Howard B. Frantom             Director and Chief             August 8, 1996
- ----------------------------      Technical Officer
Howard B. Frantom

/s/ Keith A.J. Hay                Director                       August 8, 1996
- ----------------------------
Keith A.J. Hay


/s/ Stephen M. Leahy              Secretary and Director         August 8, 1996
- ----------------------------
Stephen M. Leahy


/s/ Stephen O. Stephens           Director                       August 7, 1996
- ----------------------------
Stephen O. Stephens


                                 EXHIBIT INDEX
                                                                     Page 1 of 4


Exhibit
  No.      Description
  3.1      Certificate of Incorporation of the Registrant /(1)/

  3.2      Amendment to Certificate of Incorporation dated May 1, 1990/(2)/

  3.3      Amendment to Certificate of Incorporation dated September 10,
           1991/(3)/

  3.4      Amendment to Certificate of Incorporation dated November 1, 1994/(4)/

  3.5      Amendment to Certificate of Incorporation dated December 5, 1995/(5)/

  3.6      By-Laws of the Registrant /(6)/

  4.1      Copy of Specimen Stock Certificate /(7)/

  4.2      Copy of Specimen Stock Option Agreement /(8)/

  4.3      Copy of Specimen Share Purchase Warrant Certificate /(9)/

  4.4      Copy of Subscription Form /(10)/

  4.5      Form of Escrow Agreement dated September 30, 1991 /(11)/

  4.6      Form of Escrow Agreement dated June 30, 1992 /(12)/

 10.1      Employment Agreement between PIL and Howard B. Frantom /(13)/


 10.2      Acquisition Agreement and Plan of Reorganization between the
           Registrant and Asian American Telecommunications Corporation
           ("AAT")/(14)/

 10.3      Form of First Amendment to Acquisition Agreement and Plan of
           Reorganization between the Registrant and Asian American
           Telecommunications Corporation ("AAT")/(15)/

 10.4      Second Amendment to Acquisition Agreement and Plan of
           Reorganization between the Registrant and Asian American
           Telecommunications Corporation ("AAT")/(16)/

 10.5      Participation Agreement between Hoang Ly Huu, Sonny Luu, CMC
           International, Inc., Asia Telecom, Inc., and the Registrant /(17)/

 10.6      Stock Purchase Agreement between the Registrant, PortaCom
           International, Ltd., and Asia Telecom, Inc., Franklin A. Vincent,
           Jr., and Donald E. Thompson and Victoria L. Thompson /(18)/

 10.7 Form of Agreement For Cancellation of Stock Purchase Agreement between the Registrant, PortaCom International, Ltd., and Asia
           Telecom, Inc., Franklin A. Vincent, Jr., and Donald E. Thompson and
           Victoria L. Thompson /(19)/

 10.8      Agreement For Cancellation of Performance Shares between the
           Registrant and Morris J. Magid, Robert B. Alexander, and Howard B.
           Frantom /(20)/

 10.9      Form of Stock Purchase Agreement between the Registrant and Stephen
           O. Stephens, Douglas C. MacLellan, J. Michael Christiansen, PJL
           Communications, Inc., and PortaCom Wireless Communications,
           Inc./(21)/

 10.10     Separation and Consulting Agreement between the Registrant and
           Francis T. Phalen /(22)/

 10.11     Letter of Agreement Regarding Employment between the Registrant and
           Scott A. Mednick /(23)/

 10.12     Restructuring and Settlement Agreement between the Registrant and
           Scott A. Mednick and Associates, Inc. (dba The Mednick Group)/(24)/

 10.13     Amendment to Restructuring and Settlement Agreement between the
           Registrant and Scott A. Mednick and Associates, Inc. (dba The Mednick
           Group)/(25)/

 10.14     Restructuring and Settlement Agreement between the Registrant and
           Scott A. Mednick /(26)/

 10.15     Amendment to Restructuring and Settlement Agreement between the
           Registrant and Scott A. Mednick /(27)/



 10.16     Engagement Letter between the Registrant and Rozell International
           Holdings Ltd. /(28)/

 10.17     Stock Option Agreement between the Registrant and Keith A.J.
           Hay /(29)/

 10.18     Stock Option Agreement between the Registrant and Robert
           Flitton /(30)/

 10.19     Stock Option Agreement between the Registrant and Stephen O.
           Stephens /(31)/

 10.20 Agreement between the Registrant and Howard B. Frantom acknowledging cancellation of Employment Agreement /(32)/

 10.21 Agreement between the Registrant, PIL, and certain shareholders of TAI to cancel the Stock Purchase Agreement dated as of October 31, 1995 /(33)/

 10.22     Employment Agreement between the Registrant and Douglas C. MacLellan
           Although no written contract has been executed, the terms and conditions of this Agreement provide for employment on a month to month basis, with remuneration consisting of a base salary of $168,000 per annum plus reimbursement expenses

 21        Subsidiaries of the Registrant /(33)/

 27        Financial Data Schedule*

* Filed herewith
/(1)/ Incorporated by reference to Exhibit 3.1 to Form 10-SB filed with the Securities and Exchange Commission on January 18, 1994 (the "Form 10-SB").
/(2)/ Incorporated by reference to Exhibit 3.3 to Amendment #1 to Form 10-SB filed with the Securities and Exchange Commission on September 8, 1994 (the "Amendment #1 to Form 10- SB").
/(3)/ Incorporated by reference to Exhibit 3.4 to Amendment #1 to Form 10-SB. /(4)/ Incorporated by reference to Exhibit 3.4 to Form 10-KSB dated August 10, 1994.
/(5)/ Incorporated by reference to Exhibit 3.5 to Form 10-KSB dated August 10, 1994.
/(6)/  Incorporated by reference to Exhibit 3.2  to Amendment #1 to Form 10-SB.
/(7)/ Incorporated by reference to Exhibit 4.1 to Amendment #1 to Form 10-SB. /(8)/ Incorporated by reference to Exhibit 4.2 to Form 10-SB.
/(9)/  Incorporated by reference to Exhibit 4.3 to Form 10-SB.
/(10)/ Incorporated by reference to Exhibit 4.4 to Form 10-SB.
/(11)/ Incorporated by reference to Exhibit 4.5 to Form 10-SB.
/(12)/ Incorporated by reference to Exhibit 4.6 to Form 10-SB.
/(13)/ Incorporated by reference to Exhibit 10.3 to Amendment #1 to Form 10-SB. /(14)/ Incorporated by reference to Exhibit 10.2 to Form 10-KSB for the fiscal year ended March 31, 1995.
/(15)/ Incorporated by reference to Exhibit 10.3 to Form 10-KSB for the fiscal year ended March 31, 1995.
/(16)/ Incorporated by reference to Exhibit 10.4 to Form 10-KSB for the fiscal year ended March 31, 1995.
/(17)/ Incorporated by reference to Exhibit 10.5 to Form 10-KSB for the fiscal year ended March 31, 1995.
/(18)/ Incorporated by reference to Exhibit 10.6 to Form 10-KSB for the fiscal year ended March 31, 1995.
/(19)/ Incorporated by reference to Exhibit 10.7 to Form 10-KSB for the fiscal year ended March 31, 1995.
/(20)/ Incorporated by reference to Exhibit 10.8 to Form 10-KSB for the fiscal year ended March 31, 1995.
/(21)/ Incorporated by reference to Exhibit 10.9 to Form 10-KSB for the fiscal year ended March 31, 1995.

/(22)/ Incorporated by reference to Exhibit 10.10 to Form 10-KSB for the fiscal year ended March 31, 1995.
/(23)/ Incorporated by reference to Exhibit 10.11 to Form 10-KSB for the fiscal year ended March 31, 1995.
/(24)/ Incorporated by reference to Exhibit 10.12 to Form 10-KSB for the fiscal year ended March 31, 1995.
/(25)/ Incorporated by reference to Exhibit 10.13 to Form 10-KSB for the fiscal year ended March 31, 1995.
/(26)/ Incorporated by reference to Exhibit 10.14 to Form 10-KSB for the fiscal year ended March 31, 1995.
/(27)/ Incorporated by reference to Exhibit 10.15 to Form 10-KSB for the fiscal year ended March 31, 1995.
/(28)/ Incorporated by reference to Exhibit 10.16 to Form 10-KSB for the fiscal year ended March 31, 1995.
/(29)/ Incorporated by reference to Exhibit 10.17 to Form 10-KSB for the fiscal year ended March 31, 1995.
/(30)/ Incorporated by reference to Exhibit 10.18 to Form 10-KSB for the fiscal year ended March 31, 1995.
/(31)/ Incorporated by reference to Exhibit 10.19 to Form 10-KSB for the fiscal year ended March 31, 1995.
/(32)/ Incorporated by reference to Exhibit 10.20 to Form 10-KSB for the fiscal year ended March 31, 1995.
/(33)/ Incorporated by reference to Exhibit 10.21 to Form 10-KSB for the fiscal year ended March 31, 1995.