Form 10QSB
period 1996-03-31
PORTACOM WIRELESS INC/
filed 1996-08-15
CIK 907166

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

     (MARK ONE)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) of
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996 OR

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

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.

                             1.YES  ___      NO  X
                                                ---
                             2.YES  X        NO ___
                                   ---

AS OF JULY 31, 1996, THERE WERE 11,892,382 SHARES OF COMMON STOCK ISSUED AND OUTSTANDING.

Transitional Small Business Disclosure Format (Check One):

                             1.YES  ___      NO  X
                                                ---

                                     INDEX


PART I.  FINANCIAL INFORMATION                                            PAGE
                                                                           NO.


          ITEM 1.   Statement Regarding Financial Information                1

                    Condensed Consolidated Balance Sheet at
                    March 31, 1996 and 1995 (Unaudited)                      2

                    Condensed Consolidated Statements of Operations
                    for the three months ended March 31,
                    1996 and 1995 (Unaudited)                                3

                    Condensed Consolidated Statements of Cash Flows
                    for the three months ended March 31,
                    1996 and 1995 (Unaudited)                                4

                    Notes to Condensed Consolidated Financial                5
                    Statements (Unaudited)

          ITEM 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      8


PART II. OTHER INFORMATION

          ITEM 1.   Legal Proceedings                                       13

          ITEM 2.   Changes in Securities                                   13

          ITEM 3.   Defaults Upon Senior Securities                         13

          ITEM 4.   Submission of Matters to a Vote of Security Holders     13

          ITEM 5.   Other Information                                       13

          ITEM 6.   Exhibits and Reports on Form 8-K                        13


                    PORTACOM WIRELESS, INC. AND SUBSIDIARIES
                          QUARTER ENDED MARCH 31, 1996

                         PART I. FINANCIAL INFORMATION



The financial statements included herein have been prepared by PortaCom Wireless, Inc. (formerly known as "Extreme Technologies, Inc." and defined herein in the alternative as the "Company" or the "Registrant"), and without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As contemplated by the SEC under Rule 10-01 of Regulation S-X (as amended by Regulation S-B), the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Except where otherwise specified, all dollar amounts referenced in this document are denominated in United States dollars. It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the nine month transition period ended December 31, 1995 as filed with the SEC (file number 0-23228).

PORTACOM WIRELESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and expressed in U.S. dollars)


March 31, 1996 and March 31, 1995
- -----------------------------------------------------------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------------------------------------------
                                                                     MARCH 31, 1996              MARCH 31, 1995
- ----------------------------------------------------------------------------------------------------------------------------------
  ASSETS
  Current assets:
    Cash and cash equivalents                                        $      557,290              $       73,384
    Accounts receivable, net of reserve                                      13,563                      40,433
    Notes receivable                                                        890,830                       ---
    Inventory                                                                 ---                        58,852
    Prepaid expenses                                                          ---                         6,680
- -----------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                1,461,683                     179,349
  Equipment, net                                                              6,703                     106,541
  Patents, trademarks and  other assets                                       ---                        51,037
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                     $    1,468,386              $      336,927
- ----------------------------------------------------------------------------------------------------------------------------------
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable (note 6)                                        $    1,191,129              $    2,083,431
    Accrued liabilities                                                      45,703                     168,727
    Convertible promissory notes payable (note 3)                         1,380,000                       ---
    Notes payable                                                           431,000                   1,584,508
- ----------------------------------------------------------------------------------------------------------------------------------

    Total current liabilities                                             3,047,833                   3,836,666

  Shareholders' equity (deficiency):
    Share capital (note 4)                                               13,965,400                  10,085,670
    Accumulated deficit                                                 (15,544,847)                (13,585,409)
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                         (1,579,447)                 (3,499,739)
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                     $    1,468,386              $      336,927
- ---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

PORTACOM WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and expressed in U.S. dollars)


Three month periods ended March 31, 1996 and 1995
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                     MARCH 31, 1996              MARCH 31, 1995
- -----------------------------------------------------------------------------------------------------------------------------------
  INCOME
    Sales                                                            $       ---                 $       97,449
    Cost of sales                                                            ---                        568,899
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (471,450)
  OPERATING EXPENSES:
    Advertising and promotion                                                 ---                       (61,388)
    Bad debt                                                                  ---                       571,003
    Consulting fees                                                         264,137                   1,175,758
    Depreciation and  amortization                                            ---                       174,410
    General and  administrative                                              41,031                     190,106
    Interest and bank charges                                                   190                      35,702
    Legal and accounting                                                     43,764                     343,407
    Management fees                                                           5,129                     329,005
    Rent                                                                     14,426                      89,065
    Research and development                                                  ---                      (245,283)
    Travel and entertainment                                                 86,551                     213,191
    Wages and benefits                                                       79,716                     728,096
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                            534,943                   3,543,072
- -----------------------------------------------------------------------------------------------------------------------------------
    Loss before debt settlement                                             534,943                   4,014,522
- ----------------------------------------------------------------------------------------------------------------------------------
    Loss on settlement of debt                                               90,015                       ---
- ----------------------------------------------------------------------------------------------------------------------------------
    Net loss for the period                                                 624,958                   4,014,522

- -----------------------------------------------------------------------------------------------------------------------------------
    Deficit, beginning of period                                         14,919,889                   9,570,887
- -----------------------------------------------------------------------------------------------------------------------------------
    Deficit, end of period                                           $   15,544,847              $    3,585,409
- -----------------------------------------------------------------------------------------------------------------------------------
    Loss per share                                                   $          .04              $          .13
- -----------------------------------------------------------------------------------------------------------------------------------
    Weighted average number of common shares outstanding                 16,271,108                  14,524,845
- -----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

PORTACOM WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and expressed in U.S. dollars)


Three months ended March 31, 1996 and 1995
- ------------------------------------------------------------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------------------------------------
                                                                     MARCH 31, 1996              MARCH 31, 1995
- -----------------------------------------------------------------------------------------------------------------------------------
  OPERATIONS:

    Net loss for the period                                          $     (624,958)                     ---
    Depreciation and amortization                                             ---                        ---
    Net changes in working capital relating to operations:
      Accounts receivable                                                    (6,470)                     ---
      Notes receivable                                                      (75,430)                     ---
      Accounts payable                                                      129,406                      ---
- -----------------------------------------------------------------------------------------------------------------------------------
  Net cash used by operating activities                                     577,451                  (1,487,369)
  FINANCING:
    Issue of and subscription for common shares                             135,785                     307,908
    Payment against promissory note payable                                   ---                       (12,500)
    Convertible promissory notes payable                                    780,000                      ---
    Notes payable                                                            60,000                     892,500
- ------------------------------------------------------------------------------------------------------------------------------------

  Net cash generated by financing activities                                975,785                   1,187,908
  INVESTING:
    Acquisition of equipment, net                                            (6,708)                    (28,081)
    Patents, trademarks and other assets                                      ---                       313,203
- -----------------------------------------------------------------------------------------------------------------------------------
  Net cash generated (used) by investing activities                          (6,708)                    285,116
- ----------------------------------------------------------------------------------------------------------------------------------
  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          391,625                     (14,345)
- -----------------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents, beginning of period                            165,665                      87,729
- -----------------------------------------------------------------------------------------------------------------------------------
  CASH AND CASH EQUIVALENTS, END OF PERIOD                           $      557,290              $       73,384
- -----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

PORTACOM WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and expressed in U.S. dollars)

Three months ended March 31, 1996
- ------------------------------------------------------------------------------
1.  MANAGEMENT OPINION:

    The condensed consolidated financial statements include the accounts of PortaCom Wireless, Inc. (the "Company") and its wholly-owned subsidiaries from the dates of acquisition or formation. All material intercompany balances and intercompany transactions have been eliminated.

    In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 1996.

2.  CHANGE IN FISCAL YEAR:

    During the previous reporting period, the Company changed the date on which its fiscal year ends from March 31, 1996 to December 31, 1995. Accordingly, results of operations reported herein are as of and for the three months ended March 31, 1996.

3.  CONVERTIBLE PROMISSORY NOTES PAYABLE:

    Between December 19, 1995 and May 7, 1996, the Company has arranged, subject to regulatory approval, private placements of convertible promissory notes having an aggregate principal amount of $1,805,000. Of this amount, $780,000 represents funds received in the current period. The promissory notes are due and payable after two years, or after six months upon demand of the holder. The promissory notes bear interest at an annual rate of 10%, payable upon maturity or conversion. The promissory notes are convertible into shares of common stock of the Company at conversion prices ranging from $1.49 to $3.25 per share. The Company will also issue to the investors non-transferable warrants to purchase up to an aggregate of 297,948 shares of common stock of the Company for a period of two years at a price equal to the conversion price of the notes.

4.  SHARE CAPITAL:

    (a)  Authorized:

         100,000,000 common shares without par value
         100,000,000 class "A" preference shares with a par value of C$10 each 100,000,000 class "B" preference shares with a par value of C$50 each

PORTACOM WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and expressed in U.S. dollars)

Three months ended March 31, 1996

- -----------------------------------------------------------------------------------------------------------------------------------
     (b)  Issued common shares:
- -----------------------------------------------------------------------------------------------------------------------------------
                                                             Number of           Per share         Total consideration
                                                                shares       consideration
- ----------------------------------------------------------------------------------------------------------------------------------
  Balance issued and subscribed,                            16,239,963                                     $11,316,500
    December 31, 1995
  Issued in settlement of debt                                  96,560                1.25                     120,780
  Issued for cash on exercise of stock options                  16,800                 .89                      15,000
- ----------------------------------------------------------------------------------------------------------------------------------
  Balance issued, March 31, 1996                            16,353,323                                      11,452,280
  To be issued on settlement of debt (f)                     1,256,561                2.00                   2,513,121
  To be canceled (e)                                        (5,950,000)                                         ---
- ----------------------------------------------------------------------------------------------------------------------------------
  Balance issued and to be issued                           11,659,884                                      13,965,401
- ----------------------------------------------------------------------------------------------------------------------------------

     (c)  Stock options:

          As at December 31, 1995, the Company had common shares of the Company reserved for issuance on exercise of incentive stock options to 1999. Option changes for the period January 1, 1996 to March 31, 1996 were as follows:

- ---------------------------------------------------------------------------------------------------------------------------------
  Outstanding and exercisable as at December 31, 1995                                                                 617,433
- ----------------------------------------------------------------------------------------------------------------------------------
  Exercised at C$1.25 per share                                                                                        16,800
  Canceled at C$1.25 per share                                                                                        (33,200)
- ---------------------------------------------------------------------------------------------------------------------------------
  Outstanding and exercisable as at March 31, 1996                                                                    567,433
- ---------------------------------------------------------------------------------------------------------------------------------

          Stock options are issued at the average market price per share for the ten trading days prior to the date of issuance.

     (d)  Warrants:

          No warrants were issued during the three months ended March 31, 1996. None of the outstanding warrants previously disclosed were exercised in the current period.

PORTACOM WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and expressed in U.S. dollars)

Three months ended March 31, 1996
- -------------------------------------------------------------------------------
     (e)  Performance shares:

          Included in the issued and outstanding common shares are 6,550,000 common performance shares subject to an escrow agreement. These shares are releasable from escrow on satisfaction of certain predetermined tests set out by regulatory authorities related to the generation of positive cash flow from operations. Shares not released from escrow by September 9, 2002 will be canceled. Pursuant to the escrow agreement, holders of the performance shares may exercise all voting rights attached thereto except on a resolution to cancel any of the shares, and have waived their rights to receive dividends or to participate in the assets and property of the Company on a winding-up or dissolution of the Company.

          Subsequent to the end of the period, regulatory approval was received and 5,950,000 of these performance shares were canceled.

     (f)  Shares to be issued on settlement of debt:

          During the nine months ended December 31, 1995, the Company entered into agreements to issue 1,256,561 common shares at their estimated value of $2.00 per share to settle outstanding liabilities aggregating $2,513,121. Filings to obtain regulatory approval were made prior to December 31, 1995 and regulatory approval was received on May 16, 1996.

     (g)  List of Directors:

          Robert Alexander, Robert Flitton, Howard Frantom, Keith Hay, Stephen Leahy, Douglas MacLellan, Stephen Stephens

5.  INCOME TAXES:

    As at December 31, 1995, the Company had carryforward income tax losses in Canada and the United States in excess of $14,000,000 available to reduce future income taxes payable, the benefit of which has not been recorded in the accounts. These loss carryforwards expire at various times through the year 2005.

6.  RELATED PARTY TRANSACTIONS:

    Related party transactions not disclosed elsewhere in these condensed consolidated financial statements include $168,917 in accounts payable at March 31, 1996 which is owing to related parties. Management and consulting fees have predominantly been charged by related parties. The Company has reimbursed expenses incurred by directors and officers on its behalf during the periods presented.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

BACKGROUND

     The Company conducts business operations primarily through its wholly owned U.S. subsidiary, PortaCom International, Ltd. ("PIL"). The Company also has three inactive wholly owned U.S. subsidiaries; PCBX Systems, Inc. ("PCBX"), Extreme Telecom, Inc. ("Telecom"), Extreme Laboratories, Inc. (formerly known as Spheric Audio Laboratories, Inc.) ("Laboratories"), all of which ceased operations in August 1995, and presently have no active business operations.

     Since 1994, through its PIL subsidiary, the Company has engaged in initial stage efforts to evaluate the feasibility of, and attempt to secure, licensing and joint venture arrangements for the operation of wireless telephone networks, mobile radio communication systems and other telecommunications technologies. In September 1995, the Company announced that it intended to focus all of its future activities on the development of its prospective emerging market cellular and wireless interests. Although the establishment and operation of wireless telephone networks and other advanced communications systems will be investigated by the Company wherever strategic opportunities arise, its principal efforts are presently focused on certain Asian countries. The Company's wireless telecommunications operations are in the development stage, have produced no revenues to date and remain limited in scope.

     PCBX developed and was engaged in marketing a personal computer branch exchange which permitted the operation of a full-featured telephone network control system from a centrally-located personal computer. Telecom was engaged in distributing a line of telecommunications products manufactured by Nitsuko America Corporation. Laboratories developed and was engaged in marketing a line of audio speakers, as well as a proprietary audio recording and playback technology known as "SphericSound." PCBX, Telecom and Laboratories ceased operations in August 1995 and presently have no business operations.

     Since the commencement of operations, the Company's revenues have been principally derived from the sale of its PCBX systems and to a substantially lesser degree from sales of Telecom and Laboratories products. Due to significant ongoing losses and the Company's inability to successfully develop and carry out marketing and sales strategies, the operations of PCBX, Telecom and Laboratories were closed in August 1995. The Company also attempted to secure licensing arrangements or other means of commercial exploitation of its SphericSound technologies; however, to date, only limited sales revenues were realized from these efforts.

     Funding of the Company's operations since inception has been provided by:
(i) revenues from the sale of PCBX systems; (ii) proceeds from the sale of securities undertaken in a series of private placement transactions; and (iii) completion of an initial public offering on the Vancouver Stock Exchange during October 1992.

RESULTS OF OPERATIONS

Quarter ended March 31, 1996 as Compared with Period Ended March 31, 1995.
- -------------------------------------------------------------------------

     For the quarter ended March 31, 1996, the Company incurred a loss of $624,958 with no sales occuring. This compares to a loss of $4,014,522 on sales of $97,449 for the comparable prior year quarter. The decrease in sales (to nil) was due to the fact that the Company's revenue-producing subsidiaries (which were also generating significant net losses) have been closed. Revenues are expected to be nil throughout the fiscal year. Virtually all of the Company's sales in the 1995 period were attributable to the Company's PCBX systems and related products, with a small percentage of such sales being attributable to Spheric Audio. No sales have been realized by PIL.

     The Company's loss for the quarter ended March 31, 1996 represents a loss of $.04 per common share, as compared to a loss per common share of $.13 for the comparable prior year quarter.

     There were no cost of sales in the quarter ended March 31, 1996, as compared with $568,899 or 584% of sales in the prior year quarter. The Company's cost of sales as a percentage of sales in the quarter ended March 31, 1996 is not comparable to the prior period due to (i) the closure of the Company's revenue-producing subsidiaries in August 1995, and (ii) the Company's current business development activities not generating revenue.

     Operating expenses fell in the quarter ended March 31, 1996 to $534,943 from $3,543,072 in the comparable year-earlier quarter, a decrease of $3,008,129, or 85%. Of this decrease, the most significant factors were a reduction in workforce and the cessation of sales, marketing and product development activities related to the closed PCBX, Telecom and Laboratories subsidiaries.

     During the quarter ended March 31, 1996, wages and benefits fell to $79,716 from $728,096, an decrease of 89% from the comparable year-earlier quarter, primarily related to the cessation of sales, marketing and product development activities related to the closed PCBX, Telecom and Laboratories subsidiaries.

     Consulting fees decreased to $264,137 in the current quarter from $1,175,758 recorded in the comparable prior year quarter. This reduction was primarily related to the cessation of business activities related to the closed PCBX, Telecom and Laboratories subsidiaries.

     The Company's operations have become more dependent on its wireless telecommunications business development activities. The Company expects that it will continue to expend significant funds in order to obtain the licenses and form the joint ventures necessary for the Company or PIL to provide wireless communications services in developing international markets, although no revenue will be generated until such licenses are obtained and such joint ventures are operational. This may necessitate a material increase in general office overhead and other general and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

     In the quarter ended March 31, 1996, the Company realized net proceeds of $975,785 from the issuance of shares of common stock in a private placement and exercise of stock options. In the quarter, the Company also did not repay any loans outstanding. These activities contributed to a net working capital (deficit) position as of March 31, 1996 of ($1,586,150), which is up $2,071,167 from ($3,657,317) at March 31, 1995.

     The Company has incurred cumulative losses from inception through March 31, 1996 of $15,544,847 and has not yet achieved revenues sufficient to offset direct expenses and corporate overhead.

     Since inception, a substantial portion of the Company's operating capital has been provided through financing activities. Operations have provided gross revenues to the Company of $2,222,650 whereas financing has yielded the Company net proceeds of $15,176,456. The Company's financing has been provided by an initial public offering and a series of private placements of shares. The Company anticipates that it may seek additional financing through the private placement of equity or debt securities, although there can be no assurances as to the success of such anticipated placement.

     Between January 5 and March 31, 1996, the Company has arranged, subject to regulatory approval, private placements of convertible promissory notes having an aggregate principal amount of $780,000. The promissory notes are due and payable after two years, or after six months upon demand of the holder. The promissory notes are convertible into shares of common stock of the Company at conversion prices ranging from $1.49 to $2.50 per share. The Company will also issue to the investors non-transferable warrants to purchase an aggregate of up to 154,990 shares of common stock of the Company for a period of two years at a price equal to the conversion price of the notes (see Subsequent Events).

     As of March 31, 1996, the Company had 1,467,268 (567,433 options and 899,835 warrants) options and warrants outstanding which upon exercise would yield to the Company additional proceeds in excess of $4.7 million. The exercise of existing warrants is impossible to predict with any certainty, accordingly, management can render no assurances that any material funds will be realized upon the exercise of such warrants, or whether such will be exercised at all.

     The Company has been able to secure financing in the past through loans from certain stockholders. Management has no reason to believe that similar arrangements will be available in the future.

     The Company's net working capital position increased approximately $319,518 from December 31, 1995 to March 31, 1996. Working capital levels have only been able to increase in the past by virtue of the Company's continued offerings of securities.

     With the exception of fixed rental and certain personnel expenses, the Company anticipates no significant capital expenditures within the short term. Rental expense accounts for approximately $5,000 of fixed expenses on a monthly basis. Personnel costs, which are expected to remain relatively stable within the short term, are likely to account for approximately $26,500 of fixed expenses on a monthly basis. Additional variable expenses, such as consulting fees, legal and accounting, travel and entertainment, utilities and miscellaneous equipment purchases (or rentals) are expected to account for approximately $132,000 per month.

     Management does not believe that in the near term the Company's operations will generate revenue or cash flow to finance its working capital or any capital expenditure requirements and the Company's operations will remain dependent on the Company's ability to obtain additional debt and equity financing (including from the exercise of existing warrants), as to which no assurance can be given. In the past, the Company has been able to secure financing through loans from certain stockholders. While the Company will continue to seek both debt and equity financing, there can be no assurance that any such financing will be available on terms acceptable to the Company or at all. Without such additional sources of financing, the Company will not be able to continue as a going concern.

SUBSEQUENT EVENTS

Convertible Promissory Notes
- ----------------------------

     Subsequent to March 31, 1996, the Company arranged, subject to regulatory approval, private placements of convertible promissory notes having an aggregate principal amount of $1,025,000 (for a total amount of $2,405,000 of such securities placed between December 19, 1995 and May 7, 1996). The promissory notes are due and payable after two years, or after six months upon demand of the holder. The promissory notes are convertible into shares of common stock of the Company at conversion prices ranging from $2.50 to $3.25 per share. The Company will also issue to the investors non-transferable warrants to purchase an aggregate of up to 142,958 shares of common stock of the Company for a period of two years at a price equal to the conversion price of the notes. As of July 31, 1996, the issuance of such securities remains subject to regulatory approval.

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

          None

ITEM 2.   CHANGES IN SECURITIES
          ---------------------

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          None

ITEM 5.   OTHER EVENTS
          ------------

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  Exhibits

               27  Financial Data Schedule

          (b)  Reports on Form 8-K

               None.

                                   SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PORTACOM WIRELESS, INC.



Date:  August 7, 1996
                               By:   /s/ Douglas C. MacLellan
                                  -----------------------------
                                  Douglas C. MacLellan
                                  President and Chief Executive Officer

                               By:   /s/ J. Michael Christiansen
                                  --------------------------------
                                  J. Michael Christiansen
                                  Executive Vice President
                                  (principal financial officer)

                                EXHIBIT INDEX

EXHIBIT NO.          DESCRIPTION
- -----------          -----------

  27                 Financial Data Schedule*



* Filed herewith