Form 10QSB
period 1996-09-30
PORTACOM WIRELESS INC/
filed 1996-11-19
CIK 907166

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

  (MARK ONE)

           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996 OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

                             1.YES   X       NO
                                    ---         ---
                             2.YES   X       NO
                                    ---         ---

AS OF SEPTEMBER 30, 1996, THERE WERE 11,956,010 SHARES OF COMMON STOCK ISSUED AND OUTSTANDING.

Transitional Small Business Disclosure Format (Check One):

                             1.YES           NO  X
                                    ---         ---

                                     INDEX

PART I.     FINANCIAL INFORMATION                                           PAGE NO.
            ITEM 1.   Statement Regarding Financial Information                 F-1

                      Report on Audit by Independent Chartered Accountants      F-2

                      Condensed Consolidated Balance Sheet at
                      September 30, 1996 and December 31, 1995                  F-3

                      Condensed Consolidated Statements of Operations
                      for the three months ended September 30,
                      1996 and 1995 (Unaudited) and for the nine months
                      ended September 30, 1996 and December 31, 1995            F-4

                      Condensed Consolidated Statements of Cash Flows
                      for the three months ended September 30,
                      1996 and 1995 (Unaudited) and for the nine months
                      ended September 30, 1996 and December 31, 1995            F-5

                      Notes to Condensed Consolidated Financial                 F-6
                      Statements (Unaudited)

            ITEM 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                         1

PART II.    OTHER INFORMATION

            ITEM 1.   Legal Proceedings                                           8

            ITEM 2.   Changes in Securities                                       8

            ITEM 3.   Defaults Upon Senior Securities                             8

            ITEM 4.   Submission of Matters to a Vote of Security Holders         8

            ITEM 5.   Other Information                                           8

            ITEM 6.   Exhibits and Reports on Form 8-K                            8

                    PORTACOM WIRELESS, INC. AND SUBSIDIARIES
                QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996

                         PART I. FINANCIAL INFORMATION


The financial statements included herein have been prepared by PortaCom Wireless, Inc. (formerly known as "Extreme Technologies, Inc." and defined herein in the alternative as the "Company" or the "Registrant"), both without audit, in the case of the results for the fiscal quarters ended September 30, 1996 and 1995, and audited, in the case of the results for the nine months ended September 30, 1996 and December 31, 1995, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As contemplated by the SEC under Rule 10-01 of Regulation S-X (as amended by Regulation S-B), the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Except where otherwise specified, all dollar amounts referenced in this document are denominated in United States dollars. It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the nine month transition period ended December 31, 1995 as filed with the SEC (file number 0-23228).

                             [LETTERHEAD OF KPMG]



AUDITORS' REPORT

To the Board of Directors
Portacom Wireless, Inc.

We have audited the consolidated balance sheets of PortaCom Wireless, Inc. as at September 30, 1996 and December 31, 1995 and the consolidated statements of operations and deficit and cash flows for the nine month periods ended September 30, 1996 and December 31, 1995 and the year ended March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at September 30, 1996 and December 31, 1995 and the results of its operations and the changes in its financial position for the nine month periods ended September 30, 1996 and December 31, 1995 and the year ended March 31, 1995 in accordance with generally accepted accounting principles.



/s/ KPMG

Chartered Accountants


Vancouver, Canada

October 11, 1996

PORTACOM WIRELESS, INC.
Consolidated Balance Sheets
(expressed in U.S. dollars)

-------------------------------------------------------------------------------------
                                                        September 30,    December 31,
                                                                 1996            1995
-------------------------------------------------------------------------------------
Assets

Current assets:
   Cash and short-term deposits                           $   751,863    $    165,665
   Accounts receivable                                         10,000           7,093
 ------------------------------------------------------------------------------------
                                                              761,863         172,758

Promissory notes receivable (note 4)                          436,411         815,400

Investments (note 5)                                        8,025,000              --

Equipment, net                                                 12,959              --
-------------------------------------------------------------------------------------
                                                          $ 9,236,233    $    988,158
-------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity (Deficiency)

Current liabilities:
   Accounts payable and accrued liabilities (note 6)      $   404,994    $  1,107,426
   Loans payable (note 7)                                   2,405,000         971,000
   ----------------------------------------------------------------------------------
                                                            2,809,994       2,078,426

Shareholders' equity (deficiency):
   Share capital (note 8)                                  14,910,396      13,829,621
   Deficit                                                 (8,484,157)    (14,919,889)
   ----------------------------------------------------------------------------------
                                                            6,426,239      (1,090,268)

Future operations (note 1)
Contingent liability (note 5(a))
-------------------------------------------------------------------------------------
                                                          $ 9,236,233    $    988,158
-------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

On behalf of the Board:

/s/  Stephen Leahy        Director
------------------------

/s/  Douglas MacLellan    Director
------------------------

WIRELESS, INCPORTACOM WIRELESS, INC.
Consolidated Statements of Operations and Deficit
(expressed in U.S. dollars)

----------------------------------------------------------------------------------------------------------------------------------
                                                         Three months ended                  Nine months ended          Year ended
                                                    September 30,    September 30,     September 30,    December 31,     March 31,
                                                           1996          1995                 1996           1995          1995
----------------------------------------------------------------------------------------------------------------------------------
                                                    UNAUDITED        UNAUDITED
Income:
 Sales                                              $    10,000     $    72,664        $    10,000      $   143,652    $   780,839
 Cost of sales                                                -               -                  -           87,391        992,807
----------------------------------------------------------------------------------------------------------------------------------
                                                         10,000          72,664             10,000           56,261       (211,968)

Other income                                          9,000,179               -          9,003,906                -              -
----------------------------------------------------------------------------------------------------------------------------------
                                                      9,010,179          72,664          9,013,906           56,261       (211,968)

Expenses:
 Advertising and promotion                                    -          45,060              3,500           60,820        281,649
 Bad debt                                                     -               -              2,513           80,628        571,003
 Consulting fees (note 10)                               72,436         274,657            537,688          327,132      1,470,000
 Depreciation                                             1,595               -              1,595          143,786        210,052
 General and administrative                              80,930          78,374            222,712          114,526        499,165
 Interest and bank charges (note 7)                     139,670          43,755            431,731           73,394        134,198
 Legal and accounting                                   141,360          47,328            459,178          273,665        469,922
 Management fees (note 10)                               22,633          11,780             62,876           49,436        360,505
 Placement fees                                               -               -            106,000                -              -
 Rent                                                     9,232          14,526             34,904          141,568        267,165
 Research and development                                     -          10,050                  -           60,437        570,441
 Travel                                                  72,179          47,479            208,276           97,948        439,748
 Wages and benefits                                     167,235          47,957            343,345          513,325      1,658,765
----------------------------------------------------------------------------------------------------------------------------------
                                                        707,270         620,966          2,414,318        1,936,665      6,932,613
-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) before debt settlement                  8,302,909        (548,302)         6,599,588       (1,880,404)    (7,144,581)
Gain (loss) on settlement of debt (notes 8 and
 10(f))                                                 210,750               -           (163,856)         545,924              -
----------------------------------------------------------------------------------------------------------------------------------

Net income (loss) for the period                      8,513,659        (548,302)         6,435,732       (1,334,480)    (7,144,581)

Deficit, beginning of period                         16,738,628      14,448,461         14,919,889       13,585,409      6,440,828
----------------------------------------------------------------------------------------------------------------------------------

Deficit, end of period                              $ 8,224,969     $14,996,763        $ 8,484,157      $14,919,889    $13,585,409
==================================================================================================================================

Net income (loss) per share (note 3(f))                   $0.72          $(0.03)             $0.47           $(0.09)        $(0.49)
==================================================================================================================================

Weighted average number of common shares
 outstanding (note 3(f))                             11,903,947      16,229,963         13,642,462       15,549,863     14,524,845
==================================================================================================================================

See accompanying notes to consolidated financial statements.

PORTACOM WIRELESS, INC.
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

=================================================================================================================================
                                                        Three months ended              Nine months ended               Year ended
                                                   September 30, September 30,     September 30,   December 31,          March 31,
                                                      1996             1995           1996           1995                    1995
---------------------------------------------------------------------------------------------------------------------------------
                                                   UNAUDITED        UNAUDITED
Operations:
 Net income (loss) for the period                  $ 8,513,659     $ (548,302)     $ 6,435,732    $(1,334,480)        $(7,144,581)
 Items not involving cash
  Depreciation                                           1,595              -            1,595        143,786             210,052
  Fair value of investments received on
   settlement (note 5(a))                                    -              -       (8,000,000)             -                   -
  Income from AAT transaction                       (8,000,000)
 Net changes in non-cash working capital
  relating to operations:
  Accounts and notes receivable                      1,806,337       (197,855)         376,082       (782,060)             24,314
  Inventory                                                  -              -                -         58,852             327,995
  Prepaid expenses                                           -              -                -          6,680              62,260
  Employee loans (note 10(c))                                -         (2,636)               -              -             147,209
  Accounts payable and accrued liabilities            (503,355)       229,863         (702,432)    (1,107,232)          1,657,069
 --------------------------------------------------------------------------------------------------------------------------------
 Net cash used by operating activities               1,818,236       (518,930)      (1,889,023)    (3,014,454)         (4,715,682)

Financing:
 Issue of and to be issued for common shares:
  For cash                                             133,250      1,141,130          553,145      1,230,830           3,109,209
  On settlement of debt and as non-cash
   consideration                                             -              -          277,630      2,513,121                   -
 Value assigned to warrants                                  -              -          250,000              -                   -
 Note payable                                                -              -                -              -            (150,000)
 Promissory note payable                                     -              -                -        (37,500)            (50,000)
 Loans payable                                      (1,229,000)      (177,008)       1,434,000       (613,508)            584,508
 --------------------------------------------------------------------------------------------------------------------------------
 Net cash generated by financing activities         (1,095,750)       964,122        2,514,775      3,092,943           3,493,717

Investments:
 Equipment, net                                         (1,027)             -          (14,554)        13,792             (92,379)
 Patents, trademarks and other assets                        -              -                -              -             (80,855)
 Investment (note 5)                                         -              -          (25,000)             -               -
 Acquisition of additional shares in TAI
   (note 3)                                             (25,000)             -                -              -               -
---------------------------------------------------------------------------------------------------------------------------------
 Net cash used by investing activities                 (26,027)             -          (39,554)        13,792            (173,234)
---------------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash
 equivalents                                           696,459        445,192          586,198         92,281          (1,395,199)

Cash and cash equivalents, beginning of period          55,404         79,055          165,665         73,384           1,468,583
---------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period           $   751,863     $  524,247       $  751,863    $   165,665         $    73,384
=================================================================================================================================

See accompanying notes to consolidated financial statements.

PORTACOM WIRELESS, INC.
Notes to Consolidated Financial Statements
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

1.  FUTURE OPERATIONS:

    PortaCom Wireless Inc. (the "Company") was incorporated on July 7, 1989 under the Company Act (British Columbia) and was inactive until April 1990. The Company is currently pursuing business ventures as a developer, financier and operator of companies providing cellular, wireless and PSTN telecommunications services in selected developing world markets. The Company intends to make investments primarily in wireless, cellular, PSTN and long distance networks in order to provide coverage and high-quality service in selected emerging markets. The Company's principal interests are focused on these technologies in Vietnam, Cambodia and other emerging markets.

    At September 30, 1996 the Company had a working capital deficiency of $2,048,131. At the date of these financial statements, the Company has not generated cash flow from recurring operating activities and it is uncertain when it will commence to generate such a cash flow. In addition, the Company's major recorded asset is restricted until January 1, 1999 (note 5(a)). Accordingly, there can be considered to be doubt as to the nature and extent of the Company's future operations.

    The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern which requires the realization of assets and settlement of liabilities in the ordinary course of business. The Company's viability as a going concern is dependent upon the continued restructuring of its asset base, the financial support of shareholders and creditors and, ultimately, the generation of profitable operations. Although it is management's intention to pursue these options, there can be no assurance that these events will or can occur.


2.  CHANGE IN FISCAL YEAR:

    In 1995, the Company changed the date on which its fiscal year ends from March 31 to December 31, 1995. Accordingly, results of operations for the transition period which ended December 31, 1995 cover a nine-month period.


3.  SIGNIFICANT ACCOUNTING POLICIES:

    (a)  Basis of presentation:

         These consolidated financial statements are prepared in accordance with generally accepted accounting principles in Canada. Except as indicated in Note 11, they also comply in all material respects with generally accepted accounting principles in the United States.

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

PORTACOM WIRELESS, INC.
Notes to Consolidated Financial Statements, page 2
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

3.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

    (b) Basis of consolidation (continued):

        Investments are accounted for at cost.

    (c) Use of estimates:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. With respect to the Company's operations, these estimates primarily relate to the underlying value of investments which will only be determinable based upon future events. Management has applied its judgment to the information available at the date of these consolidated financial statements in making such judgment.

        Actual results could differ from estimates made in preparing these consolidated financial statements.

    (d) Cash and cash equivalents:

        Cash equivalents are highly liquid investments, such as term deposits, having original maturities of three months or less, that are readily convertible to contracted amounts of cash.

    (e) Equipment:

        Equipment is recorded at cost. Depreciation is provided at rates which are calculated to amortize the cost of these assets over their estimated useful lives.

    (f) Net income (loss) per share:

        Net income (loss) per share is computed based on the weighted average number of shares outstanding during the year, which number of shares includes performance shares that are contingently returnable to the Company's treasury. Fully diluted net income (loss) per share has not been presented as the effect of issued performance shares and outstanding warrants and options are either not materially dilutive or are anti-dilutive.

    (g) Currency:

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

PORTACOM WIRELESS, INC.
Notes to Consolidated Financial Statements, page 3
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

4.  PROMISSORY NOTES RECEIVABLE:

    (a) Promissory notes receivable bear interest at 10% per annum, are unsecured and without specific dates of repayment. The promissory notes receivable are due from entities which are related to the Company through common directors and management.

    (b) Interim financial statements:

        The accompanying statements of operations and deficit and cash flows for the three months ended September 30, 1996 and 1996 are unaudited; however, in the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the results of the periods presented.


5. INVESTMENTS:

----------------------------------------------------------------------------------
                                                      September 30,   December 31,
                                                              1996           1995
----------------------------------------------------------------------------------
Asian American Telecommunications Corporation,
  17% interest                                         $ 8,000,000    $          -
Telecommunications American International,
  41% interest                                              25,000               -
----------------------------------------------------------------------------------
                                                       $ 8,025,000    $          -
----------------------------------------------------------------------------------

        (a) On May 28, 1996, the Company announced that it had entered into a contract to acquire all of the outstanding shares of Asian American Telecommunications Corporation ("AAT"), an unrelated Los Angeles-based telecommunications services developer. By an agreement made as of September 11, 1996, AAT and the Company agreed to terminate all rights and obligations of either party under the proposed business combination. As consideration for this termination, AAT agreed to issue to the Company 2,000,000 common shares and warrants to acquire 4,000,000 common shares of AAT for a period of three years at a price of $4.00 per share. The Company's investment is recorded at the estimated fair value of the consideration received. In addition, AAT paid the Company cash consideration of $1,000,000 as part of this termination agreement.

            The 2,000,000 common shares have been pledged by the Company to AAT until January 1, 1999 pursuant to the Company's indemnification obligations under the termination agreement. These indemnification obligations provide that the Company grants to AAT a first priority lien on the common shares against any costs or losses arising to AAT, or specified related parties, arising from claims or potential claims related to the original proposed acquisition or the termination agreement. At the date of these financial statements, no claims under this indemnification agreement have arisen.

            The receipt of cash and common stock pursuant to the termination agreement has been recorded as income in the Statement of Operations.

PORTACOM WIRELESS, INC.
Notes to Consolidated Financial Statements, page 4
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

5.  INVESTMENTS (CONTINUED):

    (b) On August 5, 1996, the Company agreed to purchase 250 shares of the common stock of Telecommunications American International ("TAI") from a shareholder for the sum of $25,000. Subsequent to September 30, 1996, the Company's subsidiary, PortaCom International, Ltd., subscribed to a shareholder rights offering in which it purchased 2,900 Units, each Unit consisting of one promissory note of $49 and one share of common stock, for $145,000.


6.  ACCRUED LIABILITIES:

    Management fees due to a director (formerly an officer) of the Company previously included in accrued liabilities ceased to accrue as at October 31, 1995. Liability settled for common shares in the nine month period ended December 31, 1995.


7.  LOANS PAYABLE:

------------------------------------------------------------------------------------------------------
                                                                        September 30,     December 31,
                                                                                1996             1995
------------------------------------------------------------------------------------------------------
Convertible promissory notes (a)                                        $  2,405,000      $    600,000
Note payable to former officer due December 31, 1996                               -           200,000
Note payable to former services vendor, due as to $100,000
  on or before April 5, 1996 (paid) and $71,000 on or before
  June 28, 1996 (paid)                                                             -           171,000
------------------------------------------------------------------------------------------------------
                                                                        $  2,405,000      $    971,000
------------------------------------------------------------------------------------------------------

    (a) Convertible promissory notes:

        Between December 19, 1995 and May 7, 1996, the Company arranged, subject to regulatory approval, private placements of convertible promissory notes having an aggregate principal amount of $2,405,000. Of this amount, $1,805,000 was received in the nine months ended September 30, 1996 and $600,000 was received in the period ended December 31, 1995. The promissory notes are due and payable after two years which ranges to May 1998, or after six months upon demand of the holder, and bear interest at 10% per annum, with interest payable upon maturity or conversion. The promissory notes are convertible at the holders' option into shares of common stock of the Company at conversion prices ranging from $1.49 to $3.25 per share. Pursuant to the debt subscription agreements, the Company has also agreed to issue to the investors non-transferable warrants to purchase up to an aggregate of 459,021 shares of common stock of the Company for a period of two years at a price equal to the conversion price of the notes. The conversion and warrant exercise prices are based on the market price of the Company's common shares at the date of their offering.

PORTACOM WIRELESS, INC.
Notes to Consolidated Financial Statements, page 5
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

7.  LOANS PAYABLE (CONTINUED):

    (b) Bridge Financing:

        During the year the Company completed a Bridge Financing to raise $2,500,000 to provide interim financing pending the completion of a private placement of the convertible promissory notes described in (a). The Bridge Financing was due on demand after 30 days and bore interest at 12% per annum. In addition, 166,667 warrants are issuable to the lenders (note 8(e)).

        For accounting purposes, the warrants have been recorded at their estimated fair value of $250,000 with a corresponding reduction in the recorded value of the Notes. This resulted in deemed interest expense of $250,000 in the period. This deemed interest is included in interest expense in the consolidated statement of operations. The Bridge Financing notes were repaid prior to September 30, 1996.


8.  SHARE CAPITAL:

    (a) Authorized:

        Authorized share capital is as follows:

           94,050,000 common shares without par value

           100,000,000 class "A" preference shares with a par value of C$10 each

           100,000,000 class "B" preference shares with a par value of C$50 each

PORTACOM WIRELESS, INC.
Notes to Consolidated Financial Statements, page 6
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

8. SHARE CAPITAL (CONTINUED):

   (b) Issued common shares:

       -------------------------------------------------------------------------------------------------------------
                                                                         Number          Per share             Total
                                                                      of shares      consideration     consideration
       -------------------------------------------------------------------------------------------------------------
       Balance issued, March 31, 1994                                13,584,872                       $    5,737,665
       Cash received in advance of issuance
        of common shares                                                250,000               4.95         1,238,796
       -------------------------------------------------------------------------------------------------------------
                                                                     13,834,872                            6,976,461
       Issued for cash:
           Free-trading shares, net of share
             issuance costs of $354,047 (f)                             656,457               3.38         2,220,353
           On exercise of stock options                                 266,000               1.61           427,325
           On exercise of warrants                                      373,747               1.23           461,531

       Issued as a finders fee                                           83,742                  -                 -
       -------------------------------------------------------------------------------------------------------------

       Balance issued and subscribed,
        March 31, 1995                                               15,214,818                           10,085,670

       Issued for cash:
           Free-trading shares                                          204,878               1.36           277,490
           On exercise of stock options                                 820,267               1.16           953,340
       -------------------------------------------------------------------------------------------------------------

       Balance issued, December 31, 1995                             16,239,963                           11,316,500
       To be issued on settlement of debt (g)                         1,256,559               2.00         2,513,121
       -------------------------------------------------------------------------------------------------------------

       Balance issued and to be issued,

         December 31, 1995                                           17,496,522                           13,829,621
       Cancelled (c)                                                 (5,950,000)                                   -
       Issued for cash:
           Free-trading shares                                           97,500               1.11           108,225
           On exercise of warrants                                       97,878               2.98           291,500
           On exercise of stock options                                 103,050               1.49           153,420

       Issued as consideration for:
           Loans payable (h)                                             14,500               3.41            49,500
           Settlement of debt                                            96,560               1.25           120,780
       -------------------------------------------------------------------------------------------------------------

       Balance issued, September 30, 1996                            11,956,010                           14,553,046
       To be issued on settlement of debt (g)                            53,675               2.00           107,350
       -------------------------------------------------------------------------------------------------------------
                                                                     12,009,685                           14,660,396

       Fair value of warrants issuable in consideration
         for Bridge Financing (e)                                            --                              250,000
       -------------------------------------------------------------------------------------------------------------
       Balance issued and to be issued,
         September 30, 1996                                          12,009,685                       $   14,910,396
       -------------------------------------------------------------------------------------------------------------

PORTACOM WIRELESS, INC.
Notes to Consolidated Financial Statements, page 7
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

8.  SHARE CAPITAL (CONTINUED):

    (c) Performance shares:

        Included in the issued and outstanding common shares are 600,000 common performance shares which are subject to an escrow agreement. These shares are releasable from escrow on satisfaction of certain predetermined tests set out by regulatory authorities related to the generation of positive cash flow from operations. Shares not released from escrow by September 9, 2002 will be cancelled. Pursuant to the escrow agreement, holders of the performance shares may exercise all voting rights attached thereto except on a resolution to cancel any of the shares, and have waived their rights to receive dividends or to participate in the assets and property of the Company on a winding-up or dissolution of the Company.

        In October 1995, certain shareholders agreed to surrender their 5,950,000 performance shares which were then held under an escrow arrangement. In consideration therefor, the Company agreed to issue 314,762 common shares at a deemed price of $2.00 per share. Although the performance shares have been irreversibly cancelled by the Company in the period ended September 30, 1996, as of September 30, 1996 the issuance of the 314,762 shares continues to be subject to the removal of the Company from the jurisdiction of both the Vancouver Stock Exchange and the British Columbia Securities Commission.

    (d) Stock options:

        Option changes for the period April 1, 1993 to September 30, 1996 were as follows:

          Outstanding and exercisable as at March 31, 1994       1,235,200

          Granted at C$5.68 per share                              274,800
          Exercised at C$4.45 per share                            (80,000)
          Exercised at C$1.25 per share                           (186,000)
          ----------------------------------------------------------------

          Outstanding and exercisable as at March 31, 1995       1,244,000

          Granted at C$1.90 per share                               75,000
          Granted at C$2.09 per share                              400,000
          Granted at C$2.41 per share                              150,000
          Exercised at C$1.25 per share                           (461,767)
          Exercised at C$2.09 per share                           (358,500)
          Cancelled                                               (431,300)
          ----------------------------------------------------------------

          Outstanding and exercisable as at December 31,
          1995                                                     617,433

          Granted at U$3.80                                         90,000
          Granted at U$3.00                                        472,899
          Exercised at C$1.25                                      (16,800)
          Exercised at C$1.90                                      (75,000)
          Exercised at U$3.00                                      (11,250)
          Cancelled                                               (133,200)
          ----------------------------------------------------------------

          Outstanding and exercisable at September 30, 1996        944,082
          ----------------------------------------------------------------

        Stock options are issued at the average market price per share for the ten trading days prior to the date of issuance.

PORTACOM WIRELESS, INC.
Notes to Consolidated Financial Statements, page 8
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

8.  SHARE CAPITAL (CONTINUED):

    (e) Warrants:

        During the year ended March 31, 1995, the Company, in connection with private placements of common shares, issued warrants to purchase 483,457 common shares at U$3.50 per share if exercised by October 1995 and at U$4.03 per share if exercised thereafter to October 1996. Of these warrants, 60,000 were exercised during the current period and the balance expired.

        During the nine months ended December 31, 1995, the Company, in connection with a private placement, issued warrants to purchase 211,500 common shares at U$5.10 per share if exercised by June 1995 and U$5.87 if exercised thereafter to June 1996. These warrants expired during the period. In addition, the Company, in connection with a number of private placements of common shares, issued warrants to purchase up to 204,878 common shares at prices of between U$1.28 and U$1.47 per share if exercised by August 1996 and U$1.47 and U$1.69 if exercised thereafter to August 1997. 37,878 of these warrants have been exercised.

        During the nine months ended September 30, 1996, the Company, issued warrants to purchase 97,500 common shares at U$1.11 per share if exercised by November 1996 and U$1.28 if exercised thereafter to November 1997. None of these warrants have been exercised.

        In addition, pursuant to the Bridge Financing (note 7), 166,667 share purchase warrants exercisable at $3.30 per share to May 31, 1997 are issuable. The warrants have been recorded at their estimated fair value of $ 250,000.

    (f) Issuance costs:

        During the year ended March 31, 1995, the Company recorded $214,865 of costs related to the settlement of a legal dispute arising from a prior placement of common stock. Accordingly, these costs have been recorded as a reduction in the equity previously raised.

    (g) Shares to be issued on settlement of debt:

        During the period ended December 31, 1995, the Company entered into agreements to issue 1,256,561 common shares at their estimated fair value of $2.00 per share to settle outstanding liabilities aggregating $2,513,121. Filings to obtain regulatory approval were made prior to December 31, 1995 and regulatory approval was received on May 16, 1996. As the agreements were entered into prior to December 31, 1995, these settlements have been recorded in that period.

        The Company has further agreed to issue an additional 53,675 common shares at their estimated fair value of $2.00 per share to settle additional outstanding liabilities aggregating $107,349. These issuances are subject to regulatory approval.

PORTACOM WIRELESS, INC.
Notes to Consolidated Financial Statements, page 9
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

8.  SHARE CAPITAL (CONTINUED):

    (h) Shares to be issued for loans:

        In connection with the issuance of certain short-term debt by the Company in January 1995 and May 1996, the Company agreed to issue, subject to regulatory approval, 85,590 shares of common stock and 166,667 share purchase warrants, exercisable at $3.30 per share until May 31, 1997. During the current period, regulatory approval was received for the issuance of 14,500 of these shares which were then issued by the Company. At September 30, 1996, the issuance of the remaining 71,090 shares and 166,667 warrants continued to be subject to regulatory approval.


9.  INCOME TAXES:

    As at September 30, 1996, the Company has income tax losses in Canada and the United States in excess of $8,000,000 available to reduce future income taxes payable the benefit of which has not been recorded in the accounts. These loss carry forwards expire at various times through the year 2005.


10. RELATED PARTY TRANSACTIONS:

    Related party transactions not disclosed elsewhere in these consolidated financial statements include:

    (a) Included in accounts payable at September 30, 1996 is approximately $11,500 (December 31, 1995 - $25,000) owing to related parties.

    (b) Management and consulting fees have predominantly been charged by related parties.

    (c) Included in bad debts expense for the nine months ended September 30, 1996 is $ nil (nine months ended December 31, 1995 - $21,386; year ended March 31, 1995 - $227,000) recorded as provisions against employee loans.

    (d) The Company has reimbursed expenses incurred by directors and officers on its behalf during the periods presented.

    (e) In addition to amounts included in consulting paid to a director, expenses of approximately $50,000 are included in various accounts for the nine months ended September 30, 1996 (nine months ended December 31, 1995 - $ nil).

    (f) Included in loss on settlement of debt for the nine months ended September 30, 1996 is $465,000, representing a write-down of notes receivable due from a related party.

PORTACOM WIRELESS, INC.
Notes to Consolidated Financial Statements, page 10
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

11.  UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES:

     These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada and also comply, in all material respects, with accounting principles generally accepted in the United States and practices prescribed by the Securities and Exchange Commission. Material differences to these statements are as follows:

     (a) The gain ( loss ) on forgiveness of debt would be disclosed as an extraordinary item on the consolidated statement of operations.

     (b) Loss per share would be computed based on the weighted average number of shares outstanding during the year, which number of shares excludes performance shares that are contingently returnable to the Company's treasury. The performance shares are excluded in this calculation as the specified levels of cash flow for their release from escrow are not currently being attained and failure to obtain their release will result in the shares' cancellation. If these shares become issuable, loss per share will be retroactively restated. Fully diluted loss per share has not been presented as the effect of issued performance shares and outstanding warrants and options are anti-dilutive.

         The effect of these differences on reported net income ( loss ) per share would be as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                 Three months ended                    Nine months ended          Year ended
                                         September 30,        September 30,      September 30,    December 31,     March 31,
                                              1996                 1995               1996            1995           1995
----------------------------------------------------------------------------------------------------------------------------
         Net income (loss)
           per share:
             Before extraordinary item        $      0.72          $    (0.06)     $      0.51      $    (0.21)   $    (0.90)
             Gain on settlement of debt              0.02                   -            (0.01)           0.06             -
----------------------------------------------------------------------------------------------------------------------------

         After extraordinary item             $      0.74          $    (0.06)     $      0.50      $    (0.15)   $    (0.90)
----------------------------------------------------------------------------------------------------------------------------

         Weighted average number of
           shares outstanding                  11,303,947           9,679,963       13,042,462       8,999,863     7,974,845
----------------------------------------------------------------------------------------------------------------------------

     (c) Taxes:

         For U.S. accounting purposes the Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Statement 109, deferred tax assets and liabilities are recognized based on the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The application of Statement 109 results in no material differences to these consolidated financial statements as deferred tax assets are fully offset by a valuation allowance on the realization of the benefits of the loss carryforward can not be considered to be more likely then not.

PORTACOM WIRELESS, INC.
Notes to Consolidated Financial Statements, page 11
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

11.  UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED:

     (d) Concentrations of credit risk:

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

         The Company sells its products to various customers primarily located in the south-western United States. The Company performs ongoing credit evaluations of its customers' financial condition, and generally requires no collateral as security against accounts receivable. At September 30, 1996 and December 31, 1995, no single customer accounts for a significant portion of the accounts receivable balance.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

BACKGROUND

     The Company conducts business operations primarily through its wholly owned U.S. subsidiary, PortaCom International, Ltd. ("PIL"). The Company also has four inactive wholly owned U.S. subsidiaries; PCBX Systems, Inc. ("PCBX"), Extreme Telecom, Inc. ("Telecom"), Extreme Laboratories, Inc. (formerly known as Spheric Audio Laboratories, Inc.) ("Laboratories"), all of which ceased operations in August 1995, and presently have no active business operations, and PortaCom Wireless, Inc., a Delaware corporation, which is an inactive holding company for the other subsidiaries.

     Since 1994, through its PIL subsidiary, the Company has engaged in initial stage efforts to evaluate the feasibility of, and attempt to secure, licensing and joint venture arrangements for the operation of wireless telephone networks, mobile radio communication systems and other telecommunications technologies. In September 1995, the Company announced that it intended to focus all of its future activities on the development of its prospective emerging market cellular and wireless interests. Although the establishment and operation of wireless telephone networks and other advanced communications systems will be investigated by the Company wherever strategic opportunities arise, its principal efforts are presently focused on Southeast Asia. The Company's wireless telecommunications operations are in the development stage, have produced no revenues to date and remain limited in scope.

     On May 28, 1996, the Company announced an agreement to acquire all of the outstanding shares of Asian American Telecommunications Corporation ("AAT"), a Cayman Islands corporation and a Los Angeles-based telecommunications services developer. AAT has focused its business activities on developing PSTN and wireless telecommunications services in China. AAT is the managing joint venture partner of China Huaneng American Telecom Co. Ltd. ("HAT"), which has entered into a joint venture agreement with China Huaneng Technology Development Corporation to develop wireless and wireline telecommunications services in Sichuan Province, China, in partnership with China Unicom Corporation. On July 18, 1996, the Company announced that the terms of the acquisition had been adjusted to take into account a $25,000,000 financing by AAT. The Company has agreed, subject to certain approvals and conditions, to issue a total of 50.5 million common shares to the shareholders of AAT (including the new investors), which would result in the Company having approximately 62.6 million primary shares outstanding. On September 18, 1996, the Company announced that, due to significant tax and regulatory considerations, it had elected to receive a direct ownership position in AAT consisting of 2,000,000 common shares and three-year warrants to acquire 4,000,000 common shares of AAT at a price of $4.00 per share, plus an immediate payment of $1,000,000 in cash from AAT to the Company. The 2,000,000 common shares of AAT will be held in escrow until January 1, 1999 to cover any claims or potential claims related to the original proposed acquisition or the termination agreement.

     The Company is a 41% shareholder of Telecommunications American International ("TAI"), which is currently seeking to complete a joint venture agreement and the operating license issuance process for a telecommunications venture in Vietnam. As of October 31, 1995, the Company entered into a stock purchase agreement with certain minority stockholders of TAI which provided for the acquisition of an additional 13.1% of the outstanding shares of TAI. This acquisition, which was subject to the receipt of a professional valuation and the approval of the Vancouver Stock Exchange ("VSE"), would have resulted result in the Company owning a majority interest of 53.1% of TAI. On July 18, 1996, the Company announced that it had terminated the acquisition as the transaction had not yet received regulatory approval. On August 5, 1996, the Company, through its subsidiary PIL, agreed to purchase 250 shares of the common stock TAI from a shareholder for the sum of $25,000. Subsequent to September 30, 1996, PIL subscribed to a shareholder rights offering in which it purchased 2,900 Units consisting of one promissory note of $49.00 and one share of common stock for an aggregate purchase price of $145,000.

     The Company would require substantial additional capital investment should an operating license be issued by any of the countries in which the Company is presently pursuing approvals, such as Vietnam or Cambodia. Failure to generate sufficient funds from the issuance of additional debt or equity on favorable terms and conditions, would have a material adverse effect on the financial condition of the Company.

     As of November 3, 1995, the Company entered into a stock purchase agreement to acquire PortaCom Wireless Communications, Inc., a Delaware corporation ("PWC"), which had been developing new business opportunities in wireless telecommunications services in China, Burma, Laos, Cambodia, Bulgaria, Macedonia and certain other countries. The acquisition was approved by the shareholders on November 20, 1995 and remained subject to the approval of the VSE and the receipt of an acceptable valuation of PWC. Upon closing, the Company was obligated to issue a total of 1,568,600 shares of common stock to the PWC shareholders. On July 18, 1996, the Company announced that it had terminated the acquisition as the transaction had not yet received regulatory approval. In connection with the termination of the acquisition, the Company forgave loans aggregating $465,000 which had been made to PWC in exchange for the rights to pursue wireless business opportunities in various countries where PWC had been actively seeking acquisitions.

     PCBX developed and was engaged in marketing a personal computer branch exchange which permitted the operation of a full-featured telephone network control system from a centrally-located personal computer. Telecom was engaged in distributing a line of telecommunications products manufactured by Nitsuko America Corporation. Laboratories developed and was engaged in marketing a line of audio speakers, as well as a proprietary audio recording and playback technology known as"SphericSound." PCBX, Telecom and Laboratories ceased operations in August 1995 and presently have no active business operations.

     Since the commencement of operations, the Company's revenues were principally derived from the sale of its PCBX systems and to a substantially lesser degree from sales of Telecom and Laboratories products until the recent transaction with AAT (described above). Due to significant ongoing losses and the Company's inability to successfully develop and carry out marketing and sales strategies, the operations of PCBX, Telecom and Laboratories were closed in August 1995. The Company also attempted to secure licensing arrangements or other means of commercial exploitation of its SphericSound technologies; however, to date, only limited sales revenues were realized from these efforts.

     Funding of the Company's operations since inception has been provided by:
(i) revenues from the sale of PCBX systems; (ii) proceeds from the sale of securities undertaken in a series of private placement transactions; (iii) completion of an initial public offering on the Vancouver Stock Exchange during October 1992; and (iv) revenues generated as a result of the recent AAT transaction.

RESULTS OF OPERATIONS

Quarter Ended September 30, 1996 and Nine Months Ended September 30, 1996 as
----------------------------------------------------------------------------
Compared with the Quarter Ended September 30, 1996 and Nine Months Ended
------------------------------------------------------------------------
December 31, 1995.
------------------

     For the quarter and nine months ended September 30, 1996, the Company reported net income of $8,513,659 and $6,435,732, respectively, with sales of $10,000 occurring. This compares to losses of $548,301 and $1,330,480 on sales of $72,664 and $56,261 for the respective comparable prior year periods. The recent improvement in the Company's financial condition is directly and solely attributable to an agreement between the Company and Asian American Telecommunications Corporation ("AAT") pursuant to which the Company received $1,000,000 in cash in addition to escrowed common stock valued at $8,000,000. The reported decrease in net sales was due to the fact that the Company's revenue-producing subsidiaries (which were also generating significant net losses) remained closed throughout the current fiscal year. Additionally, the Company's revenue-producing activities from ongoing operations throughout the current fiscal year have been limited. Revenues are expected to be limited throughout the remainder of the 1996 fiscal year. Virtually all of the Company's sales in the 1995 period were attributable to the Company's PCBX systems and related products, with a small percentage of such sales being attributable to Laboratories and Telecom. No sales have been realized by PIL.

     The Company's results for the quarter and nine months ended September 30, 1996 represent earnings of $0.72 and $0.47 per common share, respectively, as compared to losses per common share of $0.03 and $0.09 for the respective comparable prior year periods, again as a result of the AAT transaction.

     Cost of sales in the quarter and nine months ended September 30, 1996 was
(nil), compared with $52,702 (or 42% of sales) and $87,391 (or 61% of sales) in the respective prior year periods. The Company's cost of sales as a percentage of sales in the quarter and nine months ended

September 30, 1996 are not comparable to the prior periods due to (i) the closure of the Company's revenue-producing subsidiaries in August 1995, and (ii) the Company's current business development activities not generating significant revenue.

     Operating expenses rose in the quarter ended September 30, 1996 to $707,270 from $620,966 in the year-earlier quarter, an increase of $86,304, or 14%. Of this increase, the most significant factors were increases in interest expense, legal and accounting, wages combined with consulting fees, and travel expenses. These increases were partially offset by decreases in rent, advertising and promotion, and research and development expenses. The Company's operating expenses as a percentage of sales in the nine months ended September 30, 1996 are not comparable to the prior period due to the closure of the Company's revenue-producing subsidiaries in August 1995.

     Operating expenses rose in the nine months ended September 30, 1996 to $2,414,318 from $1,936,665 in the comparable year-earlier period, an increase of $477,653. These increases were primarily related to the increase in activities of the Company with respect to the proposed acquisition of wireless telecommunications interests in China. The Company's operating expenses as a percentage of sales in the nine months ended September 30, 1996 are not comparable to the prior period due to the closure of the Company's revenue-producing subsidiaries in August 1995.

     During the quarter ended September 30, 1996, interest and bank charges rose to $139,670 from $43,755. This increase was primarily related to interest accrued but not paid on the $2,405,000 in convertible promissory notes. Legal and accounting expenses increased to $141,360 in the current quarter from $47,328 recorded in the comparable prior year quarter. Travel and entertainment expenses increased to $72,179 from $47,479 recorded in the comparable prior year quarter. These increases were primarily related to the increase in activities of the Company with respect to the proposed acquisition of wireless telecommunications interests in China and Southeast Asia.

     During the nine months ended September 30, 1996, interest and bank charges rose to $431,731 from $73,394. This increase was primarily related to interest accrued but not paid on the $2,405,000 in convertible promissory notes. Legal and accounting expenses increased to $459,178 in the current quarter from $273.665 recorded in the comparable prior year quarter. Travel and entertainment expenses increased to $208,276 from $97,958 recorded in the comparable prior year quarter. These increases were primarily related to the increase in activities of the Company with respect to the proposed acquisition of wireless telecommunications interests in China and Southeast Asia.

     The Company's operations have become dependent on its wireless telecommunications business development activities. The Company expects that it will continue to expend significant funds in order to obtain the licenses and form the joint ventures necessary for the Company or PIL to provide wireless communications services in developing international markets, although no revenue will be generated until such licenses are obtained and such joint ventures are operational. This may necessitate a material increase in general office overhead and other general and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

     In the quarter ended September 30, 1996, the Company realized net proceeds of $133,250 from the issuance of shares of common stock in consideration for certain loans, and from the exercise of warrants and stock options. These activities contributed to a net working capital (deficit) position as of September 30, 1996 of ($2,048,131), which is a reduction of $1,641,131 in the working capital deficit which was ($3,689,262) at September 30, 1995.

     The Company has incurred cumulative losses from inception through September 30, 1996 of $8,484,157 and has not yet achieved revenues from ongoing operations sufficient to offset direct expenses and corporate overhead.

     Since inception, a substantial portion of the Company's operating capital has been provided through financing activities. Operations have provided gross revenues to the Company of $11,232,829 whereas financing has yielded the Company net proceeds of $17,065,397. The Company's financing has been provided by an initial public offering and a series of private placements of shares. The Company anticipates that it may seek additional financing through the private placement of equity or debt securities, although there can be no assurances as to the success of such anticipated placement.

     Between March 31 and May 7, 1996, the Company arranged, subject to regulatory approval, private placements of convertible promissory notes having an aggregate principal amount of $1,025,000 (for a total amount of $2,405,000 of such securities placed between December 19,1995 and May 7, 1996). The promissory notes are due and payable after two years, or after six months upon demand of the holder. The promissory notes placed during the current period are convertible into shares of common stock of the Company at conversion prices ranging from $2.50 to $3.25 per share. The Company will also issue to the investors non-transferable warrants to purchase an aggregate of up to 142,958 shares of common stock of the Company for a period of two years at a price equal to the conversion price of the notes. As of September, 30 1996, the issuance of such securities continued to be subject to regulatory approval.

     As of September 30, 1996, the Company had 944,082 options and 890,188 warrants outstanding or issuable which, upon exercise, would yield to the Company additional proceeds in excess of $2 million. The exercise of warrants is impossible to predict with any certainty, accordingly, management can render no assurances that any material funds will be realized upon the exercise of such warrants, or whether such will be exercised at all.

     The Company has been able to secure financing in the past through loans from certain stockholders. Management has no reason to believe that similar arrangements will be available in the future.

     The Company's net working capital position increased approximately $2,426,073 from June 30, 1996. Working capital levels have only been able to increase by virtue of the Company's continued offerings of securities, its ability to secure short term loans, and its receipt of cash and securities pursuant to its agreement with AAT.

     With the exception of fixed rental and certain personnel expenses, the Company anticipates no significant capital expenditures within the short term. Rental expense accounts for approximately $3,750 of fixed expenses on a monthly basis. Personnel costs, which are expected to remain relatively stable within the short term, are likely to account for approximately $45,000 of fixed expenses on a monthly basis. Additional variable expenses, such as consulting fees, legal and accounting, travel and entertainment, utilities and miscellaneous equipment purchases (or rentals) are expected to account for approximately $100,000 per month.

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

Debt Settlements
----------------

     In October 1995, the Company began to enter into written agreements to settle indebtedness in the aggregate amount of approximately $2,809,000 for cash or share consideration. These agreements were subject to regulatory approval. In May 1996, the Company received regulatory approval and completed the settlement of $2,513,121 of such debt through the issuance of a total of 1,256,561 shares of Common Stock. As of September 30, 1996, an aggregate of 53,675 shares continue to be reserved for issuance when permissible.

     In December 1995, the Company agreed to the restructuring and settlement of claims of two parties related to each other. The amount of the settlement was subsequently reduced and fully paid by the Company as of September 30, 1996.

     As of September 30, 1996, the outstanding accounts payable of the Company's closed subsidiaries accounts for approximately $90,000 of total accounts payable. The Company is continuing to attempt to settle the outstanding debt on terms favorable to the Company, although no assurances about such settlement terms can be given.

Cancellation of Performance Shares
----------------------------------

     In October 1995, certain shareholders agreed to surrender their 5,950,000 performance shares which were then held under an escrow arrangement. In consideration therefor, the Company agreed to issue 314,762 common shares at a deemed price of $2.00 per share. Although the performance shares have been irreversably canceled by the Company, as of September 30, 1996, the issuance of the 314,762 shares continues to be subject to the removal of the Company from the jurisdiction of both the Vancouver Stock Exchange and the British Columbia Securities Commission.

Bonus Shares and Warrants
-------------------------

     In connection with the issuance of certain short-term debt by the Company in January 1995 and May 1996, the Company has agreed to issue, subject to regulatory approval, 85,590 "bonus" shares of common stock and 166,667 share purchase warrants, exercisable at $3.30 per share, expiring on May 31, 1997. During the current period, regulatory approval was received for the issuance of 14,500 of these shares which were then issued by the Company. As of September 30, 1996, the issuance of the remaining 71,090 shares and 166,667 warrants continued to be subject to regulatory approval.

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

            None.

ITEM 5.     OTHER EVENTS
            ------------

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

            (a)  Exhibits

                 10.01 Form of Second Amendment to Acquisition Agreement and Plan of Reorganization between the Registrant and Asian American Telecommunications Corporation. *

                 10.02 Form of Termination Agreement between the Registrant and Asian American Telecommunications Corporation. *

                 10.03  Employment Agreement between the Registrant and Douglas
                        C. MacLellan. A verbal agreement was entered into in November 1995 between the Registrant and Douglas C. MacLellan whereby the Registrant agreed to pay Mr. MacLellan a salary of $14,000 per month on a month-to-month basis, plus reimbursement of reasonable expenses, terminable mutually at will, to serve as the Registrant's Chief Executive Officer.

                 27     Financial Data Schedule. *

            (b)  Reports on Form 8-K

                 None



* Filed herewith

                                   SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PORTACOM WIRELESS, INC.



Date:  November 19, 1996
                                     By:    /s/ Douglas C. MacLellan
                                           -----------------------------
                                           Douglas C. MacLellan
                                           President and Chief Executive Officer

                                     By:    /s/ Michael A. Richard
                                           -----------------------------
                                           Michael A. Richard
                                           Vice President, Accounting
                                           (principal financial officer)