Form 10-K
period 1996-12-31
PORTACOM WIRELESS INC/
filed 1997-03-31
CIK 907166

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the fiscal year ended December 31, 1996
                                            -----------------

                                      OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        For the transition period from ______________ to ______________


                         Commission file number 0-23228
                                                -------

                            PORTACOM WIRELESS, INC.
             (Exact Name of Registrant as Specified In Its Charter)

 Delaware                                      33-0650673
------------------------------------         -----------------------------
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)              Identification No.)

8055 W. Manchester Avenue, Suite 730
Playa del Rey, California                     90293
------------------------------------         -----------------------------
(Address of principal                         (Zip Code)
executive offices)

                                (310) 448-4140
           --------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:     None
Securities registered pursuant to Section 12(g) of the Act:

                                 Common Stock
                              ------------------
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         (1)    X    YES     ____ NO
                               ----
                         (2)    X    YES     ____ NO
                               ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Except where otherwise specified, all dollar amounts referenced in this document are denominated in United States dollars.

     As of January 31, 1997, the aggregate market value of the Registrant's Common Stock held by non-affiliates was $42,843,950 based upon the last sales price of C$5.00 (US$3.70) on the Vancouver Stock Exchange. The shares of Common Stock are also traded on the NASD Electronic Bulletin Board. See "ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS."

     As of January 31, 1997, there were 13,090,368 shares of the Registrant's Common Stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

                        (1)   ____  YES   X   NO
                                         ---

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I
                                     ------

ITEM 1.   BUSINESS

BACKGROUND

     PortaCom Wireless, Inc. (formerly known as "Extreme Technologies, Inc." and "International PCBX Systems, Inc." herein referred to alternatively as the "Company" or the "Registrant") was formed as a British Columbia, Canada
corporation in 1989.   On  December 23, 1996, the Company reincorporated from
British Columbia to Wyoming pursuant to a procedure known as a "continuance", and on December 24, 1996, the Company merged with its wholly owned Delaware subsidiary and thereby reincorporated into Delaware. The Delaware subsidiary had been formed in 1994 for the purpose of the merger, which had been postponed for business reasons. See "Delaware Reincorporation." The Company presently conducts business operations both directly and through one wholly owned U.S. subsidiary, PortaCom International, Ltd. ("PIL"). The Company also has three other wholly owned U.S. subsidiaries which are not presently operating: Extreme Telecom, Inc. ("Telecom"), PCBX Systems, Inc. ("PCBX"), and Extreme Laboratories, Inc., formerly known as Spheric Audio Laboratories, Inc. ("Laboratories").

     Since 1994, both directly and through its PIL subsidiary, the Company has engaged in initial stage efforts to evaluate the feasibility of, and attempt to secure, licensing opportunities and joint venture arrangements for the operation of wireless telephone networks as well as other state-of-the-art mobile radio communication systems and new telephone technologies. Although the establishment and operation of wireless telephone networks and other advanced communications systems will be investigated by the Company wherever strategic opportunities arise, its principal efforts are presently focused (as of the date of this report) upon certain Eastern European and Asian emerging markets, including Cambodia and Vietnam.

     The Company, in December 1996, entered into a joint venture agreement as the managing partner of a limited liability company which holds a twenty-five
(25) year renewable licence to develop a mobile wireless system in the Kingdom of Cambodia. The Company also holds an ownership position in Metromedia Asia Corporation ("MAC"), which is involved in the build-out of telecommunications projects in China. The activities of the Company's PIL subsidiary to date have produced no licences or joint venture opportunities, and management does not believe that revenues will be realized by PIL in 1997. See below under the sections "Business of PortaCom Wireless, Inc." and "Business of PortaCom International, Ltd." for additional information.

     PCBX Systems developed and marketed a personal computer branch exchange ("PCBX") which permitted the operation of a full-featured telephone network control system from a centrally located personal computer. The PCBX systems offered by the Company featured the Company's proprietary integrated circuit board which fit into a personal computer and allowed a number of fundamental and advanced features to be programmed into a telephone system. The principal advantages of the Company's PCBX systems over competing systems were believed by management to include low cost per feature, significant flexibility and mobility, and relative ease of programming, upgrading and maintenance.

     Telecom entered into an agreement with Nitsuko America Corporation ("Nitsuko America") to distribute telecommunications products manufactured by Nitsuko America which were not then being distributed otherwise in the United States.

     Laboratories developed and marketed a line of high quality audio speakers, as well as a proprietary audio recording and playback technology known as "SphericSound"(TM). "SphericSound" represented a form of audio recording and playback that featured multi-dimensional imaging that created the realistic sensation of directional sound movement emanating from stationary speakers.

     Because of substantial losses, the associated costs of continued development, the lack of profitability by competitors and the uncertainty of marketing costs associated with commercializing both proprietary technologies and other manufacturers' products, management decided in 1995 to discontinue the development and marketing activities of PCBX, Telecom and Laboratories.

     Funding of the Company's operations since inception has been provided by:
(i) revenues from the sale of PCBX products, and, to a significantly lesser extent, the products of Telecom and Laboratories; (ii) proceeds from the sale of securities undertaken in a series of private placement transactions; (iii) completion of an initial public offering on the Vancouver Stock Exchange during October 1992; and (iv) revenues generated as a result of the recent AAT transaction. (See "Metromedia Asia Corporation.")

DELAWARE REINCORPORATION

     At an Extraordinary and Special Meeting of the Shareholders of the Company held on December 23, 1996, the Company's shareholders, by an affirmative vote of least 51% of the outstanding shares and at least 75% of the shares represented at the meeting, approved a proposal by the Company's Board of Directors to change the Company's domicile briefly to Wyoming by way of a continuation pursuant to the Wyoming Business Corporation Act and, following confirmation of such continuation, to change its domicile from Wyoming to Delaware by way of a merger of the Company with and into its wholly owned Delaware subsidiary ("PortaCom Delaware"). Upon completion of the merger, (i) the Wyoming corporation ceased to exist, (ii) the stockholders of the Wyoming corporation became stockholders of the Delaware corporation, (iii) the stockholders' rights became governed by Delaware law, the Restated Certificate of Incorporation of PortaCom Delaware and PortaCom Delaware's Bylaws rather than by British Columbia or Wyoming law and the Company's former British Columbia and Wyoming governing documents, (iv) all options and rights to purchase shares of the Company's common stock were automatically converted into options or rights to acquire an equal number of equivalent shares in PortaCom Delaware, (v) no change occurred in the name, physical location, business, management, assets, liabilities or net worth of the Company and (vi) the incumbent directors and officers of the Company continued to serve in their respective capacities as directors and officers of PortaCom Delaware. See "Item 4: Submission of Matters to a Vote of Security Holders."

INDUSTRY OVERVIEW

Demand For Communications Services in Developing Countries.

     Many developing countries, including those in Southeast Asia and Eastern Europe, are experiencing rapid economic growth. Often, the telecommunications services presently available in these countries are inadequate to support current demand let alone such growth. To address the latent demand for communications services and to promote economic growth, governments in many developing countries have begun deregulating their telecommunications industries and encouraging the formation of private communications service providers. As a result, the Company believes there is a substantial opportunity for privately owned companies to provide wire line and wireless communications services in these countries.

     While the Company believes that the cellular telephony industry is well established in the developed world, the industry in the developing world is still in its infancy. The Company believes that wireless cellular telephony has the potential to grow rapidly in developing countries because of the poor quality of the existing wireline service, the unsatisfied demand for basic telephone service and the increasing requirements of users who want the convenience of cellular telephones. In some countries the cellular telephone network provides significantly improved access, in terms of call quality and service establishment time, to the local and international wireline network compared with the existing wireline service. In addition, developing countries are expected to benefit both from better technology and lower equipment costs than those experienced at comparable stages of market development in developed countries.

     Wireline networks involve extensive outside infrastructure in the form of buried or overhead cable networks, while cellular telephone systems do not require the same level of construction activities. For developing countries, cellular telephone systems can represent a faster and more cost-effective method of expanding telecommunications infrastructure than deployment of traditional wireline networks.

Role of Wireless Technologies.

     A number of wireless technologies provide voice and data services that address the communications needs of developing countries. These services include cellular telephony, wireless local loop ("WLL") and paging. The Company believes that existing and emerging wireless technologies generally compare favorably to land-line technologies in terms of functions and service, yet provide lower system deployment costs and the potential for more rapid deployment.


Cellular Telephony (Mobile Telephony).

     Cellular telephony systems are capable of providing high quality voice and data communications to and from vehicle-mounted and hand-held radio terminals (cell phones) and are capable of handling a great number of calls at any one time. Cellular telephony technology is based upon spatial diversity, the division of a given geographical area into a number of overlapping cells and the simultaneous re-use of radio channels in non-contiguous cells within the system. Each cell contains a low power transmitter-receiver as part of a base station that communicates by radio signal with cellular terminals in that cell. Each cell is interconnected by wire lines or microwave to a central switching point or Mobile Switching Center ("MSC") that controls the routing of calls and which, in turn, is connected to the public switched telephone network. It is the MSC that allows cellular telephone users to move freely from cell to cell while continuing their calls.

     Cellular telephone systems generally offer subscribers the features offered by the most up-to-date wireline telephone services. Most cellular telephone systems are interconnected with the wireline telephone network. Cellular telephone system operators therefore require an interconnect arrangement with the local wireline telephone companies and the terms of such arrangements are material to the economic viability of the system.

     Currently, most cellular systems use analog technologies such as AMPS (U.S. standard), TACS (UK/European standard) or NMT ( a European standard). In some high density markets analog systems are reaching their capacity limits and are being supplemented with new digital technologies that offer greater capacity than analog systems.

     Several digital cellular technologies have been developed in the last three to five years. D-AMPS has been introduced as a digital upgrade for operators of existing AMPS systems. In Europe, the digital Global System for Mobile Communication ("GSM") standard has been developed and is widely available throughout Europe and Asia. GSM provides approximately two to three times the capacity of analog systems and has the additional benefit of enabling international roaming due to its broad availability, system compatibility, and universal terminal compatibility.

     Another new digital technology, Code Division Multiple Access ("CDMA"), is being introduced in the U.S. and several other major countries. CDMA provides the highest capacity of any digital cellular technology at this point, with six to ten times analog system capacity in a mobile environment. Its first commercial deployment in Hong Kong has been successful, and has been deployed in Personal Communications Services ("PCS") networks in the United States and elsewhere. The Company's license in Cambodia requires CDMA-based technology.

     CDMA digital wireless technology provides a universal technology platform for a wide range of services and applications, including digital cellular, PCS, wireless local loop, mobile satellite systems, and other types of networks. Because of its spread spectrum RF characteristic, CDMA is able to provide a mix of higher data rates simultaneously with lower data rates than certain other
wireless technologies.   CDMA also offers superior call and voice quality than
other wireless technologies.

     The cellular telephone industry is typically characterized by high fixed costs and low variable costs. Until technological limitations on total capacity are approached, additional cellular system capacity can normally be added in increments that closely match demand and at less than the proportionate cost of the initial capacity. The industry has also seen declining equipment prices in real terms. Once revenues exceed fixed costs, incremental revenues are expected to yield a high incremental operating profit, giving cellular telephone system operators an incentive to stimulate and satisfy demand for service in the market. The amount of profit, if any, under such circumstances is dependent on, among other things, prices and variable marketing costs, which, in turn, are affected by the amount and extent of competition.

Wireless Local Loop.

     WLL refers to a group of technologies designed to provide customer access to the public switched telephone network using wireless radio technologies rather than traditional wire or fiber optic lines. A WLL system typically consists of a number of radio base stations (similar to cell sites used for cellular telephone) covering the target market area, a switching center, and fixed subscriber terminals on the subscriber's premises. On the fixed subscriber terminal a standard telephone jack allows connection to standard telephone equipment. In some systems portable handsets are available, providing the added value of wide-area cordless telephone service to the subscriber.

     The Company believes that WLL is an attractive technology for the rapid expansion of telephone facilities in developing countries. The coverage in terms of service area provided by a single base station can compare favorably with the coverage of a single cellular base station. The use of digital technology provides substantially greater capacity than analog alternatives which the Company believes results in WLL being a cost-effective communications solution. Several types of technology can be used to provide WLL, including CDMA technology.

     WLL networks provide subscribers with access to the standard land-line telephone network through wireless transmission from land-line switch to the telephone site in the home or business rather than through conventional land lines. This is accomplished by placing small transceivers at the telephone site. Functionally, WLL operates in the same way as a regular telephone, with the added possibility of wide area "cordless telephone" use. WLL networks are generally quicker to install and less expensive than deploying new land-line systems.

Paging Technology

     Paging is a method of wireless communication that uses an assigned radio frequency to contact a subscriber virtually anywhere within a designated service area. A subscriber carries a pager that receives messages by the broadcast of a one-way radio signal. To send a message to a subscriber, a caller first dials an access code and the subscribers designated pager number. The call is routed to an electronic paging terminal which generates a signal that is sent to radio transmitters in the services area. Depending upon the topography of the service area, the operation radius of a radio transmitter typically ranges from 30 to 50 kilometers. The transmitters broadcast a signal that is received by the pager, which alerts the subscriber by a tone, vibration or flash that there is a message.

     There are three basic types of paging services: numeric (digital display); alphanumeric display and tone-only. Numeric paging services enable a caller, using a touchtone telephone, to transmit to a subscriber a numeric message consisting of a telephone number, an account number of coded information. Numeric pagers have memory capability to store several numeric messages which can be recalled by a subscriber when desired. Alphanumeric paging services allow subscribers to receive and store messages consisting of both letters and numbers. Alphanumeric pagers have sufficient memory to store between 500 and 5,000 characters. Advanced alphanumeric systems also permit the receiving page, by using a low-power transmitter installed in the pager to send a brief reply back to the sending pager. Tone-only paging service notifies the subscriber that a call has been received by making a beeping sound or producing a vibration, but does not display numbers or messages.

BUSINESS STRATEGY

     The Company intends to become a pre-eminent provider of wireless communications services in selected developing countries, typically either through a joint venture with a local partner or as a significant participant in a corporate local venture. In some cases the Company's local partners may have previously been granted telecommunications licenses.

The Company typically, although not exclusively, will play an active role in the development and management of its operating companies and developmental stage projects, and the Company will attempt to negotiate shareholder agreements that provide the Company with the right to approve key decisions at the operating company or developmental stage project level.

The Company intends to operate mainly in developing markets, which it believes offer long-term growth characteristics superior to those in more developed markets. The economic growth in these markets is characterized by an expanding need for telecommunications services.

BUSINESS OF PORTACOM WIRELESS, INC.

Metromedia Asia Corporation

     On May 28, 1996, the Company announced an agreement to acquire, in exchange for shares of common stock of the Company, all of the outstanding shares of Asian American Telecommunications Corporation ("AAT"), a Cayman Islands telecommunications services developer which has focused its business activities on developing PSTN and wireless telecommunications services in China. On July 18, 1996, the Company announced that the terms of the acquisition had been
adjusted to take into account a $25,000,000 financing by AAT.   As management
continued to review the proposed transaction, including analysis and discussion with legal, tax and financial advisors, it was recognized that the proposed transaction required further modification in order to avoid potentially adverse tax consequences to both the Company and its shareholders. On September 18, 1996, the Company announced that, due to significant tax and regulatory considerations, it had elected to receive a direct ownership position in AAT consisting of 2,000,000 common shares and warrants to acquire 4,000,000 common shares of AAT at a price of $4.00 per share, plus an immediate payment of $1,000,000 in cash from AAT to the Company. The 2,000,000 common shares of AAT are to be held in escrow until January 1, 1999 in the event of any claims arising out of the original proposed acquisition or the modification and subsequent termination of that agreement, although as of the date of this report, management is not aware of any claims or potential claims.

     On December 23, 1996 AAT agreed to enter into a Business Combination Agreement with Metromedia Asia Corporation ("MAC") and Metromedia International Telecommunications, Inc. ("MITI"). In connection with the Business Combination Agreement, MAC consummated, on February 28, 1997 an exchange offer for all of the outstanding shares and warrants of AAT (the "Exchange Offer"). The Company agreed to exchange all of its shares and warrants pursuant to the terms of the Exchange Offer. Under the terms of the Exchange Offer, each share of AAT common stock was exchanged for one share of MAC regular common stock, and each warrant to acquire AAT common stock at $4.00 per share was exchanged for a warrant to acquire MAC common stock at $4.00 per share. In addition, immediately prior to the Exchange Offer, MITI purchased additional shares of Class A common stock, carrying three votes per share, plus warrants. Accordingly, based on information supplied by AAT and MAC the Company owned 3.43% (9.16% on a fully diluted basis assuming exercise of all of its warrants) of MAC immediately following the consummation of the Exchange Offer. The 2,000,000 common shares of MAC will be held in escrow under the same terms and conditions as were applicable to the AAT shares which were tendered in the Exchange Offer.

     The following information regarding MAC and AAT and their respective operations is based on information announced by MAC. MAC is a subsidiary of Metromedia International Group, Inc., a global communications media and entertainment company ("MIG"). MAC was established to pursue the development and exploitation of telecommunications systems in China and other countries in the Pacific Rim. To further such objectives, MAC, through a joint venture contract with Golden Cellular Communication Co. Ltd. of China, is licensed to supply wireless telecommunications equipment, systems technology and software services and maintenance to public and private telephone networks throughout China. Moreover, MIG has entered into an agreement with DSC Communications Corporation for exclusive rights to introduce a new generation of wireless local loop telephony systems.

     AAT, though a joint venture agreement, has a contract with China United Telecommunications Corporation ("China Unicom") to develop wireless and wireline telecommunications services in Sichuan Province, China. Separately, through a joint venture with Ningbo United Telecommunications Investment Co. Ltd., AAT has entered into a contract with China Unicom to construct and operate a GSM telecommunications system within the city of Ningbo, located in China's Zhejiang Province.

American Cambodian Telecommunications, Ltd.

     The Company, on December 26, 1996 entered into a joint venture agreement (the "Cambodian JVA") as the 86% managing partner of American Cambodian Telecommunications Ltd. ("ACT"), a limited liability company which holds a twenty-five (25) year renewable licence to develop a mobile wireless system in the Kingdom of Cambodia. After December 26, 1997 ACT has agreed to buy back all of the outstanding shares of its 14% joint venture partner, Khmer Sameky
Telecom, Ltd.   Also after December 26, 1997, the capital structure of ACT will change such that the Company will retain a 75% interest in ACT and the Ministry of Posts and Telecommunications of Cambodia will hold a 25% interest in ACT and will retain the right to purchase any new ACT shares issued in order to maintain a 25% interest.

      Specifically, ACT has been issued a license (the "Cambodian Licence")for the provision and operation of a CDMA based telecommunications system which includes the rights to install and operate base stations, cellular switch exchanges and any other facilities and equipment directly involved in the provision, development and operation of a PCS 1900 based mobile cellular system and to sell any and all types of terminals, devices and handsets for use with the CDMA PCS 1900 system. Further rights under the Cambodian Licence include certain frequency allocations, telephone number allocations and network interconnection rights for local and international telephone services with the existing PSTN and other telecommunications operator networks and other authorized international gateways. Although the Cambodian License covers the entire territory of the Kingdom of Cambodia, initial coverage is intended to be provided to Siem Reap, Phnom Penh, Kampong Som, and the highway connecting the aforementioned areas/cities. The Company estimates that the total population under licence is approximately 10,400,000.

     There are currently four cellular telephone competitors using GSM, D-AMPS, and NMT technology on a limited basis in the city of Phnom Penh, Cambodia. Furthermore, additional cellular telephone licences may be awarded. The Company expects to compete on the basis of operating a wireless telecommunication system that employs the state-of-the-art CDMA system which it believes provides significant advantages over the technology currently being employed in Cambodia.

     The Company will require substantial additional capital investment to pursue the development of its planned network in Cambodia which is expected to require approximately $15 million in start-up costs for the first full year of operations. The Company would also require substantial additional capital investment should an operating license be issued by any of the countries in
which the Company is presently pursuing approvals or investments.   Failure to
generate sufficient funds from the issuance of additional debt or equity on favorable terms and conditions would have a material adverse effect on the financial condition of the Company.

Terminated Acquisitions

     On October 20, 1995, the Company announced that it had agreed to acquire PortaCom Wireless Communications, Inc., a Delaware corporation ("PWC"), which had been developing new business opportunities in wireless telecommunications services in China, Burma, Laos, Bulgaria, Macedonia and certain other countries. The acquisition was approved by the shareholders on November 20, 1995 and remained subject to the approval of the Vancouver Stock Exchange ("VSE") and the receipt of an acceptable valuation of PWC. Upon closing, the Company was obligated to issue a total of 1,568,600 shares of common stock to the PWC shareholders. On July 18, 1996, the Company announced that it had terminated the acquisition as it had not yet received regulatory approval. The Company has determined, however, that it will issue shares of its common stock to Messrs. MacLellan and Stephens and to PJL, in the same amounts as previously provided in the PWC Agreement, in the event it is permissible to do so without receiving approval of the VSE.

BUSINESS OF PORTACOM INTERNATIONAL, LTD.

     PIL was formed in 1994 to evaluate the feasibility of, and attempt to secure, licensing and joint venture arrangements for the operation of wireless telephone networks, and other communication systems and technologies. As of December 31, 1996, the operations of PIL had produced no revenues or definitive licensing arrangements and management believed these operations would likely continue to remain limited in scope until certain valuable licensing arrangements or joint venture participation could be secured. Since March 1994, PIL has made efforts to acquire telecommunications concessions, primarily in developing countries including Vietnam, China, and Honduras. In December 1994, PIL entered into an agreement with certain parties to form an entity of which PIL would own 40% of the authorized and outstanding shares. This entity was incorporated in the State of Nevada on January 10, 1995 under the name Telecommunications American International ("TAI"). In December 1994, under the name U.S. Telecommunications Consortium ("USA Telecom"), TAI entered into a Memorandum of Agreement with Saigon Postel Corporation ("PTS"), a Vietnamese joint stock company. TAI and PTS have agreed to form venture companies to effect different telecommunications business operations in Vietnam.

     As of December 31, 1996, TAI and PTS were negotiating Business Cooperation Contracts in which TAI would have interests in both a mobile cellular services venture and a PSTN services venture. Under the proposed agreements with PTS, TAI would own 50% and PTS would own 50% of each venture, which arrangements would remain in effect for up to 20 years. Although TAI and PTS are currently seeking to complete the operating license issuance process, management believes that the likelihood of an operating licence being issued has diminished substantially due to prolonged delays and apparent lack of progress. Furthermore, because of the uncertainty of operating costs associated with continuing to pursue an operating licence in cooperation with PTS, management has decided to discontinue funding of the development activities of TAI until significant further progress is evident. Accordingly, due to TAI's substantially exhausted financial resources, there is considerable doubt that a licence will be obtained in the near term unless TAI is successful in obtaining additional sources of capital.

     As of October 31, 1995, the Company had entered into a stock purchase agreement with certain stockholders of TAI which provided for the acquisition of an additional 13.1% of the outstanding shares of TAI. This acquisition, which was subject to the receipt of a professional valuation and the approval of the VSE, would have resulted in the Company owning a majority interest of 53.1% of TAI. In the interim, the agreements provided irrevocable proxies allowing the Company to vote all of the shares subject to each agreement. On July 18, 1996, however the Company terminated the acquisition as it had not yet received regulatory approval.

SPECIAL CONSIDERATIONS

Early Stage of Development of Wireless Projects. The Company's wireless projects are in the early stages of development. The successful development and commercialization of the Company's projects will depend on a number of significant financial, logistical, technical, marketing, legal and other factors, the outcome of which cannot be predicted. The Company's projects will require significant amounts of financing to fund capital expenditures, working capital requirements and other cash needs, including the costs of obtaining additional licenses. In addition, there can be no assurance that these projects will not encounter engineering, design or other operational problems. There can be no assurance that the Company can successfully develop any of its existing or planned developmental stage projects or that any of these projects or any of its operating companies will achieve commercial success.

Negative Operating Cash Flow; Dependence on Additional Financing; No Commitments For Additional Financing. The Company has incurred net losses since its inception and had an accumulated deficit of approximately $9.78 million as of December 31, 1996. The Company anticipates that its net losses will increase significantly in the foreseeable future, and there can be no assurance as to whether or when the Company's operations will become profitable. The Company used cash in operations and investing activities of approximately $2.05 million in the year ended December 31, 1996, and expects such negative cash flows to continue and likely increase in the foreseeable future. Because of such negative cash flow and negative working capital and the capital intensive nature of the Company's business, the Company will require continuing sources of outside debt and equity financing to fund its working capital needs, investments and other cash requirements. In addition, the Company intends to pursue aggressively additional opportunities for wireless projects and anticipates that it will require additional sources of financing in order to pursue those projects. However, the Company has no commitments or arrangements for additional financing, and there can be no assurance that any additional debt or equity financing will be available to the Company on acceptable terms when required by the Company or at all. If adequate sources of additional financing are not available, the Company will be forced to delay, scale back or eliminate its projects or to liquidate its investments.

Joint Venture and Investment Arrangements. The Company intends to conduct its business operations through joint ventures with local strategic partners and through investments in local companies that have previously been granted licenses . Its participation in each joint venture and investment will differ from market to market and the Company may not have majority ownership interests in some such joint ventures or investments. Even when the Company does have a majority ownership interest, the Company's ability to withdraw funds, including dividends, from its participation in, and to exercise management control over, joint ventures and investments therein, will be dependent in some cases on receiving the consent of the other participants, over which the Company may have no control. While the precise terms of the arrangements will vary, the Company's joint venture interests or investments may be adversely affected in the event that disagreements develop with joint venture partners or majority shareholders in a particular project.

Risks Inherent in Growth Strategy. The Company hopes to grow rapidly, subject to the availability of additional financing, and is actively seeking and evaluating new investment opportunities in foreign countries. This strategy presents the risks inherent in assessing the value, strengths and weaknesses of development opportunities, in evaluating the costs and uncertain returns of building and expanding the facilities for operating systems and in integrating and managing the operations of additional operating systems. The Company's growth strategy will place significant demands on the Company's operational, financial and marketing resources and on its management. Any failure to manage the Company effectively could have a material adverse effect on the Company.

Technological Risk; Risk of Obsolescence. The Company's operating companies and developmental stage projects generally use new and emerging technologies. For example, the Company's Cambodian project will use CDMA, a cellular technology that is not widely deployed on a commercial basis at the present time. Although many of the technologies currently in use and to be used in the future by the Company have been developed by large international telecommunications companies, most are generally advanced technologies which have only recently been developed and commercially introduced. There can be no assurance that the operating companies and developmental stage projects will not experience technical problems in the commercial deployment of these technologies, particularly because they are being introduced in developing countries. In addition, the technology used in wireless communications is evolving rapidly and one or more of the technologies currently utilized or planned by the Company to be utilized may be unpopular with its customers or may become obsolete, which in either case would likely have a material adverse effect on the Company. There can be no assurance that the Company will be able to keep pace with ongoing technological changes in the wireless telecommunications industry.

Risk of Modification or Loss of Licenses; Uncertainty as to the Availability, Cost and Terms of Licenses; Restrictions on Licenses. The Company's ability to retain and exploit its existing telecommunications license and to renew it when it expires, and to obtain new licenses in the future, is essential to the Company's operations. However, these licenses are typically granted by governmental agencies in developing countries, and there can be no assurance that these governmental agencies will not seek to unilaterally limit, revoke or otherwise adversely modify the terms of these licenses in the future, any of which could have a material adverse effect on the Company, and the Company may have limited or no legal recourse if any of these events were to occur. In addition, there can be no assurance that renewals to these licenses will be granted or, if renewed, that the renewal terms will not be substantially less favorable to the Company than the original license terms, any of which could have a material adverse effect on the Company. Likewise, there can be no assurance that the Company's operating companies and developmental stage projects will obtain all of the licenses necessary for their proposed operations.

Dependence on Partners. The Company will generally continue to depend on its local partners to obtain required licenses in all of its wireless projects. In addition, the Company is often dependent on strategic partners with resources beyond those of the Company to pursue larger scale projects, including certain WLL projects. In WLL projects, the Company may require the participation of a larger telecommunications company possessing the substantial capital and operating resources required to finance and deploy a WLL system. The failure of the Company to identify and enter into relationships with strong partners, or the failure of those partners to provide these resources, may have a material adverse effect on the Company.

Construction Risks. The operating companies and developmental stage projects in which the Company invests typically will require substantial construction of new wireless networks and additions to existing wireless networks. Construction activity will require the operating companies and developmental stage projects to obtain qualified subcontractors and necessary equipment on a timely basis, the availability of which varies significantly from country to country. Construction projects are subject to cost overruns and delays not within the control of the operating company or the developmental stage project or its subcontractors, such as those caused by acts of governmental entities, financing delays and catastrophic occurrences. Delays also can arise from design changes and material or equipment shortages or delays in delivery. Accordingly, there can be no assurance that the operating companies or developmental stage projects will be able to complete current or future construction projects for the amount budgeted or within the time periods projected, or at all. Failure to complete construction for the amount budgeted or on a timely basis could jeopardize subscriber contracts, franchises or licenses and could have a material adverse effect on the Company. In particular, telecommunications licenses often are granted on the condition that network construction be completed or commercial operations be commenced by a specified date. Failure to comply with these deadlines could result in the loss or revocation of the licenses.

Competition. Although the implementation of advanced wireless technologies is in the early stages of deployment in most developing countries, the Company believes that its business will become increasingly competitive, particularly as businesses and foreign governments realize the market potential of these wireless technologies. In particular, the Company faces competition presently in the Cambodian market from Millicom International Cellular, S.A., which is already operational in that market along with other companies. A number of large American, Japanese and European companies, including U.S.-based regional Bell operating companies and large international telecommunications companies, are actively engaged in programs to develop and commercialize wireless technologies in developing counties. In many cases, the Company will also compete against local land-line carriers, including government-owned telephone companies. Most of these companies have substantially greater financial and other resources, including research and development staffs and technical and marketing capabilities than the Company. The Company anticipates that there will be increasing competition for additional licenses and increased competition to the extent such licenses are obtained by others. Although the Company intends to employ relatively new technologies, there will be a continuing competitive threat from even newer technologies which may render the technologies employed by the Company obsolete. (See "Competition.")

Regulation. The wireless services of the Company's operating companies and developmental stage projects are subject to governmental regulation, which may change from time to time. There can be no assurance that material and adverse changes in the regulation of the Company's existing or future operating companies or developmental stage projects will not occur in the future. Such regulations can encompass foreign ownership restrictions, service requirements, restrictions on interconnection of wireless systems to government-owned or private telephone networks, subscriber rate-setting, technology and construction requirements, among others. These regulations may be difficult to comply with, particularly given demographic, geographic or other issues in a particular market. Further, changes in the regulatory framework may limit the ability to add subscribers to developing systems. An operating company's or developmental stage project's failure to comply with applicable governmental regulations or operating requirements could result in the loss of licenses or otherwise could have a material adverse effect on the Company.

Inflation; Currency Devaluations and Fluctuations. Many developing countries have experienced substantial, and in some periods extremely high, rates of inflation and resulting high interest rates for many years. Inflation and rapid fluctuations in inflation rates have had and may continue to have negative effects on the economies and securities markets of certain developing countries and could have an adverse effect on the operating companies and developmental stage projects in those countries, including an adverse effect on their ability to obtain financing. The value of the Company's investment in an operating company or developmental stage project will be affected by the currency exchange rate between the U.S. dollar and the applicable local currency. In general, the Company does not hedge against foreign currency exchange rate risks. As a result, the Company may experience economic loss with respect to its investments and fluctuations in its results of operations solely as a result of currency exchange rate fluctuations.

Foreign Corrupt Practices Act. The Company is subject to the Foreign Corrupt Practices Act ("FCPA"), which generally prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business or licenses or otherwise obtaining favorable treatment. Although the Company has taken precautions to comply with the FCPA, there can be no assurance that such precautions will protect the Company against liability under the FCPA, particularly as a result of actions which may in the past have been taken or which may be taken in the future by agents and other intermediaries for whose actions the Company may be held liable under the FCPA. In particular, the Company may be held responsible for actions taken by its strategic or local partners even though such strategic or local partners are themselves typically foreign companies which are not subject to the FCPA; and the Company has no ability to control such strategic or local partners. Any determination that the Company has violated the FCPA could have a material adverse effect on the Company.

Possible Changes in Regulatory Agencies and Political Structure; Political Instability. The Company intends to acquire interests in wireless telephone licenses around the world, and will likely be subject to government regulation in each market it enters. The governments of these countries are likely to differ widely with respect to structure, constitution and stability, and some of such countries may lack mature legal and regulatory systems. To the extent the Company's operations depend on governmental approval and regulatory decisions, the operations may be adversely affected by changes in the political structure or government representatives in each of the markets in which the Company will operate. No assurance can be given that factors such as these will not have a material adverse effect on the Company's operations in particular countries.

     Government actions in the future could have a significant adverse effect on economic conditions in a developing country or may otherwise have a material adverse effect on the Company and its operating companies and developmental stage projects. Expropriation, confiscatory taxation, nationalization, political, economic or social instability or other developments could materially adversely affect the value of the Company's interests in operating companies and developmental stage projects in particular developing countries. The Company also may be adversely affected by political or social unrest or instability in foreign countries. Such unrest or instability resulting from political, economic, social or other conditions in foreign countries could have a material adverse effect on the Company.

     The Company does not have political risk insurance in the countries in which it currently conducts business. Moreover, applicable agreements relating to the Company's interests in its operating companies are frequently governed by foreign law. As a result, in the event of a dispute, it may be difficult for the Company to enforce its rights. Accordingly, the Company may have little or no recourse upon the occurrence of any of these developments or if any of its partners seek to re-negotiate existing or future agreements. To the extent that any of the operating companies seeks to make a dividend or other distribution to the Company, or to the extent that the Company seeks to liquidate its investment in an operating company or developmental stage project and repatriate monies from a relevant country, local taxes, foreign exchange controls or other restrictions may effectively prevent the transfer of funds to the Company or the exchange of local currency for U.S. dollars.

COMPETITION

     Because the implementation of wireless technologies is at a early stage of development in many developing countries, the Company believes there are significant opportunities to form, develop and operate companies that deploy these technologies. The Company believes its business will become increasingly competitive, particularly as businesses and foreign governments realize the market potential of wireless technologies. A number of large American, Japanese and European companies, including regional Bell operating companies and major international carriers, are actively engaged in programs to develop and commercialize wireless technologies in developing countries. Most of these companies have substantially greater financial and other resources, research and development staffs and technical and marketing capabilities than the Company. The Company's operating companies and developmental stage projects will frequently compete against traditional land-line companies (i.e. local telephone companies), cellular telephone companies and direct competitors using the same wireless technologies as the operating companies. The Company's competitive strategy depends on the service offered and the competitor. For example, the Company's strategy is for its CDMA operating companies to compete against cellular telephone service providers by offering greater functionality at lower cost, particularly for business users, to compete against traditional land-line carriers by offering better service, faster deployment and lower construction costs and to compete against direct competitors, including those formed by large American, Japanese and European companies, by relying on local partners to obtain operating licenses and provide access to existing telecommunications asset bases. There will, however, be increasing competition for licenses; and there will be increased competition once licenses are obtained from both other wireless operators and, in some cases, from government-owned telephone companies. Although the Company intends to employ new technologies, there will be a continuing competitive threat that even newer technologies will render the wireless systems employed by certain operating companies obsolete. There is no assurance that any of the Company's operating companies or developmental stage projects will compete successfully in the marketplace.

PATENTS AND PROPRIETARY TECHNOLOGY

     The Company has applied for, and subsequently elected to abandon applications for, copyrights and patents on several of its products, and trade names and trade marks related to discontinued lines of business which are no longer material to the operations of the Company. The Company does not have or use patents, trademarks, or proprietary technology in its current or projected business operations.

EMPLOYEES

     As of December 31, 1996, the Company employed six persons, including its executive officers and administrative personnel. The Company's business strategy entails employing substantially all personnel required for the Company's various operations through its operating joint ventures.

     The Company also engages a number of consultants and consulting firms in a variety of management, administrative, engineering, legal and public relations capacities. For example, substantially all engineering services are provided by JMS North America, Inc. ("JMS"), an international engineering services consulting firm with U.S. offices in the Washington, DC area and Texas, and foreign offices in Amsterdam, Brussels, Dusseldorf, Madrid, New Delhi and Singapore. JMS presently employs 145 persons worldwide on a full time basis, and at least 100 persons on an independent contractor basis. As of the date of this report, at least 10 employees from JMS are engaged in full time work on the Company's projects.


ITEM 2.  DESCRIPTION OF PROPERTY

     The Registrant's executive offices and the offices of its PIL subsidiary are located at 8055 W. Manchester Ave. Suite #730, Playa del Rey, CA. These facilities, which consist of the rental of an office, are occupied on a month to month arrangement at a rental expense of less than $2,000 per month.

     The Registrant's Canadian administrative offices are located at 1155 Melville Street, Suite #11, Vancouver, British Columbia. These facilities, which consist of the rental of an office and shared use of a conference room, are occupied on a month to month arrangement at a rental expense of less than $1,000 per month.

     All of the Registrant's properties were, in the opinion of management as at December 31, 1996, adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

     As of December 31, 1996, neither the Registrant nor any of its subsidiaries was a party to any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held an Extraordinary and Special General Meeting of Stockholders on December 23, 1996 in Playa del Rey, California. Five proposals were submitted as described in the Company's Proxy Statement dated November 20, 1996. Proposal 1 was a Special Resolution and, accordingly, was required to be voted upon and approved by an affirmative vote of greater than 75% of shares present and eligible to vote in accordance with British Columbia law. Following the tabulation of votes with respect to Proposal 1, the meeting was briefly suspended to permit the filing of documentation in Wyoming to give effect to the proposal, whereupon the meeting was reconvened for the purpose of voting upon Proposals 2-5. Proposals 2-5 were voted upon and approved by a majority of the outstanding shares entitled to vote.

     1. Changing the jurisdiction of incorporation of the Company from British Columbia, Canada to Wyoming, U.S.A., by way of a continuation under the Wyoming Business Corporation Act and the adoption by the Company of By-laws under Wyoming corporate legislation in substitution of the Company's current Memorandum;

     2. Changing the domicile of the Company from Wyoming to Delaware to be accomplished by the merger of the Company with and into a wholly owned Delaware corporation formed solely for the purpose of completing the merger;

     3. The authorization of 5,000,000 shares of $.001 par value preferred stock;

     4. The elimination of the personal liability of directors to the fullest extent allowed under Delaware law; and

     5. Providing officers, directors, employees and agents of the Company certain indemnification rights in addition to those currently provided.

The following table indicates the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, for each of the proposals.

Proposal                        For          Against   Abstentions    Broker
                                                                      Non-
                                                                      Votes
-------------------------------------------------------------------------------
1.  Change Jurisdiction         6,390,777    10,250   17,551          2,207,393
-------------------------------------------------------------------------------
2.  Change Domicile             6,392,877    10,150   1,800           2,221,144
-------------------------------------------------------------------------------
3.  Issued Preferred Stock      6,010,222   340,205   54,400          2,216,144
-------------------------------------------------------------------------------
4.  Eliminate Liability         7,876,564   554,775   193,632         1,000
-------------------------------------------------------------------------------
5.  Indemnification Rights      7,883,409   541,230   200,332         1,000
-------------------------------------------------------------------------------

                                    PART II
                                    -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     A.  MARKET INFORMATION
         ------------------

     The Registrant's common stock is currently listed on the Vancouver Stock Exchange under the symbol "PCW". The Registrant's securities became publicly traded by virtue of an initial public offering of 1,000,000 shares on the Vancouver Stock Exchange completed on October 1, 1992. On October 5, 1993, the Registrant commenced trading of its Common Stock within the United States by virtue of an exemption to the Securities Exchange Act of 1934 (the "Act") under Rule 12 g 3-2(b) under the Act on the over the counter market on the NASD Electronic Bulletin Board ("EBB") under the symbol "IPCBF". The Company subsequently waived its exemption and registered under the Act. For the period of July 30, 1996 to December 31, 1996, the trading symbol on the NASD Electronic Bulletin Board was "PCWIF", and since December 31, 1996 has been "PCWR". The following tables set forth the high and low sales prices of the Registrant's common stock as reported by the Vancouver Stock Exchange daily trading summary for the Registrant's last two fiscal years for the period ended December 31, 1996, the high and low bid prices as reported by the EBB for each quarterly period in 1995, and the high and low sales prices as reported by the EBB for each quarterly period in 1996. High and low bid prices for 1996 were not available from the EBB. The high and low bid prices for the common stock for each quarterly period in 1995 as reported by the EBB reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                            Vancouver Stock Exchange
                            ------------------------
                        (Expressed in Canadian Dollars)

Calendar Quarter           High     Low
-----------------------   ------   ------

First Quarter, 1995        $5.50    $1.90
Second Quarter, 1995       $4.00    $1.50
Third Quarter, 1995        $2.70    $1.45
Fourth Quarter, 1995       $2.30    $1.65
First Quarter, 1996        $4.00    $1.30
Second Quarter, 1996       $8.40    $3.20
Third Quarter, 1996        $6.25    $3.80
Fourth Quarter, 1996       $4.25    $2.75

                   United States Electronic Bulletin Board(1)
                   ---------------------------------------
                      (Expressed in United States Dollars)

Calendar Quarter                High           Low
----------------                ----           ---

First Quarter, 1995             $ 3.625        $ 1.5
Second Quarter, 1995            $ 2.375        $ 1.25
Third Quarter, 1995             $ 1.875        $ 1.875
Fourth Quarter, 1995            $ 1.25         $ 1.25
First Quarter, 1996             $ 2.95         $ 1.0
Second Quarter, 1996            $ 7.45         $ 2.42
Third Quarter, 1996             $ 4.5          $ 2.75
Fourth Quarter, 1996            $ 3.32         $ 2.34

(1) The table sets forth the high and low bid prices as reported by the NASD Electronic Bulletin Board for each quarterly period in 1995, and the high and low sales prices as reported by the NASD Electronic Bulletin Board for each quarterly period in 1996.

      B.   Holders
           -------

      The number of record holders of the Common Stock as of December 31, 1996 was 102. The Registrant believes it has over 2,000 beneficial holders of its Common Stock.

      C.   Dividends
           ---------

      The Registrant has not paid any cash dividends on its Common Stock to date, and does not anticipate or contemplate paying cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

      D.   Recent Sales of Unregistered Securities
           ---------------------------------------

      The Registrant has sold the following securities during 1996:

      On March 11, 1996, 96,560 shares of Common Stock were issued to Maroon Bells Capital Corporation in consideration for settlement of debt at a deemed price of $1.25 per share.

      On April 3, 1996, options to acquire an aggregate of 361,649 shares of Common Stock were granted to six individuals who were directors and/or officers at exercise prices of $3.00 per share and with expiration dates of April 2, 2001.

      On April 12, 1996, 97,500 common shares at a price of $1.11 per share were issued to two accredited investors, Warren Zee and Profektin AB, pursuant to private placement subscriptions made in 1995.

      On May 24, 1996, 1,256,561 common shares at a deemed price of $2.00 per share were issued to various creditors in consideration for settlement of debt aggregating $2,513,121 pursuant to debt settlement agreements.

      On June 28, 1996, options to acquire 90,000 shares of common stock were granted to R. Keith Alexander, a director, at an exercise price of $3.80 and with an expiration date of June 28, 2001.

      On September 27, 1996, 14,500 common shares were issued to Ronald Tupper, an individual, in consideration for loans which had been made to the Company.

      On December 19, 1996, an aggregate of 11,333 common shares were issued to Rozell Holdings Ltd and to Mario Romano in consideration for loans which had been made to the Company.

      On December 30, 1996, options to acquire an aggregate of 290,000 shares of Common Stock were granted to Douglas MacLellan and Stephen Leahy (who were directors and/or officers) at exercise prices of $2.68 per share and with expiration dates of December 30, 2001.

     Between December 19, 1995 and December 11, 1996, the Company arranged the private placements of convertible promissory notes to accredited investors having an aggregate principal amount of $2,417,000. Of this amount, $1,817,000 was received subsequent to, and $600,000 was received prior to, December 31, 1995. The promissory notes were due and payable after two years which ranged to December 1998, or after six months upon demand of the holder, and bore interest at 10% per annum with interest payable upon maturity or conversion. The promissory notes were convertible at the holders' option into shares of common stock of the Company at conversion prices ranging from $1.49 to $3.25 per share. Pursuant to the debt subscription agreements, the Company also agreed to issue to the investors non-transferable warrants to purchase up to an aggregate of 461,203 shares of common stock of the Company for a period of two years at a price equal to the conversion price of the notes. The conversion and warrant exercise prices were based on the market price of the Company's common stock at the date of the offering.

      On December 31, 1996, convertible promissory notes aggregating $2,267,000 had been converted to 1,097,163 shares of common stock which were then issued as consideration for the conversion of the convertible promissory notes.

      The issuance of all such securities was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected historical financial information of the Company is qualified by reference to and should be read in conjunction with the financial statements and notes thereto included elsewhere herein. The selected financial information set forth below for the fiscal year ended December 31, 1996, the fiscal transition period ended December 31, 1995, and the fiscal year ended March 31, 1995 is derived from the financial statements of the Company audited by KPMG, independent public accountants, which are included elsewhere herein. The selected financial information set forth below for the fiscal years ended March 31, 1994 and 1993 is derived from the financial statements of the Company audited by KPMG, independent public accountants, which are not included in this report.

                                     DECEMBER         DECEMBER       MARCH 31,    MARCH 31,    MARCH 31,
                                     31, 1996 (1)     31, 1995 (2)     1995         1994         1993
                                   --------------------------------------------------------------------
                                   (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AND WEIGHTED AVERAGE DATA)

Net sales or operating                   9,014              56         (212)         375          161
revenues

Income (loss) from                       4,732          (1,880)      (7,145)      (3,205)      (1,887)
continuing operations

Income (loss) from                        0.38           (0.20)       (0.90)       (0.48)       (0.42)
continuing operations per
share of common stock

Weighted average common                 12,622           9,000        7,975        6,742        4,511
shares and equivalents (3)

Total assets                             8,226             988          337        2,331        1,723

Long term obligations                       --              --           --        1,037           87

(1) Results for 1996 were significantly affected by the acquisition of cash and common stock of MAC. See "Item 1.: Business; Business of PortaCom Wireless, Inc."
(2)  Nine month fiscal transition period ending December 31, 1995.
(3)  Expressed in thousands of common shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     In 1995 the Company changed its fiscal year end from March 31 to December
31. Accordingly, the discussion set forth below includes a comparison of the fiscal year ended December 31, 1996 to the nine month transition period ended December 31, 1995 (the "Transition Period") and a comparison of the Transition Period to the fiscal year ended March 31, 1995. Because the Company discontinued its previous business in 1995, the Company does not believe such presentation is meaningful and, in addition, the Company believes that historical results are not indicative of future results.

RESULTS OF OPERATIONS
---------------------


Fiscal Year Ended December 31, 1996 Compared with the Nine Month Fiscal
-----------------------------------------------------------------------
Transition Period Ended December 31, 1995 (the "Transition Period")
-------------------------------------------------------------------

     For the fiscal year ended December 31, 1996, the Company reported net income of $5,139,662 with sales of $10,000 and other income of $9,003,943 compared to a loss in the Transition Period of $1,334,480 on sales of $143,652 and other income of nil. Expressed in terms of earnings (loss) per share of common stock, results from operations for 1996 as compared with those for the Transition Period were $0.41 per share and ($0.14) per share, respectively.

     Other income is directly and solely attributable to an agreement between the Company and AAT pursuant to which the Company received $1,000,000 in cash, common stock (presently held in escrow) valued at $8,000,000 and 4,000,000 warrants to purchase common stock at $4.00 per share. Although the possibility exists that the Company could enter into one or more similar transactions in 1997, no assurances can be given to this effect. Accordingly, the improvement in the Company's financial condition resulting from the AAT transaction may not be, and should not be construed to be, indicative of future results.

     The reported decrease in net sales was due to the fact that the Company's revenue-producing subsidiaries (which were also generating significant net losses) were discontinued in 1995 and remained inactive throughout 1996. Additionally, the Company's revenue-producing activities from ongoing operations, with the exception of those directly related to the AAT agreement, have remained limited in scope throughout 1996. Sales are expected to remain at substantially the same level for the current year and the Company's operations are not expected to generate revenues until 1998.

      All of the 1996 sales were attributable to consulting activities of the Company, whereas substantially all of the sales in the Transition Period were attributable to the Company's PCBX systems and related products, with Telecom and Laboratories accounting for a nominal portion of Transition Period Sales.

     Cost of sales fell in 1996 to nil from $87,391 in the Transition Period. This decline in cost of sales was primarily due to the Company's current business development activities not including the manufacture or resale of equipment as was the case in the Transition Period. Furthermore, the cost of sales for 1996 is not comparable to that of prior periods due to the closure of the Company's revenue producing subsidiaries in August 1995.

     Operating expenses increased in 1996 to $4,281,558 from $1,936,665 in the Transition Period, an increase of $2,344,893. Of this increase, the most significant factor was a write down of promissory notes receivable and
investment related to TAI and PWC.   See "Item 1. Business".

     The increases in operating expenses were primarily related to the increase in activities of the Company with respect to the acquisitions and proposed acquisitions of wireless telecommunications interests in China, Cambodia, and Vietnam as compared with a general reduction in these expense categories throughout the Transition Period as a direct result of downsizing related to the closure of the Company's revenue producing subsidiaries in August 1995.

     During the fiscal year ended December 31, 1996, interest and bank charges rose to $627,234 from $73,394 recorded in the Transition Period. This increase was primarily related to interest accrued on the $2,417,000 in convertible promissory notes.

     Additional factors included increases in interest, legal and accounting, consulting fees, general and administrative, and travel expenses. Legal and accounting expenses increased to $727,882 from $273,665. Consulting expenses increased to $619,292 from $327,132. General and administrative expenses increased to $306,950 from $114,526. These increases were partially offset by decreases in depreciation, bad debt, rent, wages and benefits, advertising and promotion, and research and development expenses. The Company's operating expenses as a percentage of sales in 1996 are not comparable to the prior period due to the closure of the Company's revenue-producing subsidiaries in August 1995.

     As at December 31, 1996, management does not believe that revenues will likely be realized by the Company for the near term; however, the Company expects that it will need to expend significant funds in order to develop the Cambodian Licence and to obtain additional licenses and to form additional joint ventures necessary for the Company or PIL to provide wireless communications services in other markets where such opportunities are being sought, although the Company would not generate any revenues until such licenses were obtained and such joint ventures were operational. These activities would likely necessitate a material increase in general office overhead and other general and administrative costs.

     The preceding paragraph contains certain forward looking statements that are subject to inherent uncertainties. Among the factors resulting in such uncertainties are those described in "Item 1: Business; Certain Considerations."

Transition Period Compared with Fiscal 1995
-------------------------------------------

     Sales in the nine month fiscal transition period ended December 31, 1995 were $143,652, a decrease of approximately 82% from the $780,839 reported for the prior fiscal year ending March 31, 1995 ("Fiscal 1995"). Substantially all of the Fiscal 1995 sales and most of the Transition Period sales were attributable to the Company's PCBX Systems and related products, with Telecom and Laboratories accounting for a nominal portion of Transition Period sales.

     The Company incurred a loss of $1,334,480 in the Transition Period, compared with a loss of $7,144,581 in Fiscal 1995, or $0.14 per share versus $0.90 per share, respectively.

     Cost of sales fell in the Transition Period to $87,391 from $992,807 in Fiscal 1995, or 61% and 127% of sales, respectively. This decrease in cost of sales, both in absolute terms and as a percentage of sales, was primarily due to a combination of reduced component costs for the PCBX line of products, an increase in the sale of software (PCBX's highest margin product).

     Operating expenses fell in the Transition Period to $1,936,665 from $6,932,613 in Fiscal 1995, a decrease of $4,995,948, or 72%. Of this decrease, the most significant factors were (i) a decrease in consulting fees to $327,132 from $1,470,000, (predominantly paid to related parties; See Item 12: "Certain Relationships and Related Transactions") related to downsizing, (ii) a decrease in general and administrative costs to $114,526 from $499,165, related to downsizing, (iii) a decrease in wages and benefits to $513,325 from $1,658,765, and (iv) a decrease in bad debt expenses to $80,628 from $571,003, due primarily to a drastic decrease in sales on account in favor of cash sales.

Fiscal 1995 Compared with Fiscal 1994
-------------------------------------

     Sales in the fiscal year ended March 31, 1995 ("Fiscal 1995") were $780,839, a decrease of approximately 5.9% from the $829,844 reported for the prior fiscal year ("Fiscal 1994"). Revenues were expected to decline throughout the next fiscal year, if the Company was unable to obtain additional market acceptance for its products. All of the Fiscal 1994 sales and substantially all of the Fiscal 1995 sales were attributable to the Company's PCBX systems and related products, with Telecom and Laboratories accounting for a nominal portion of Fiscal 1995 sales.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     During 1996, the Company's cash and cash equivalents decreased by $51,390. Although the Company generated $4,870,145 from financing activities, the Company's operations utilized a net of $1,911,481. The Company also used cash of $2,871,000 in repayment of short-term debt and $139,054 in investments in office equipment and in TAI and ACT. These activities contributed to a net working capital position as of December 31, 1996 of ($685,858), which is up $1,219,810 from ($1,905,668) at December 31, 1995. Working capital levels have only been able to increase by virtue of the Company's continued offerings of securities, its ability to secure short term loans, and the receipt of cash and securities pursuant to its agreement with AAT.

     The Company has incurred cumulative losses from inception through December 31, 1996 of $9,780,227 and has not achieved revenues sufficient to offset direct expenses and corporate overhead.

     Since inception, a substantial portion of the Company's operating capital has been provided through financing activities which have included an initial
public offering and a series of private placements of common shares.   During
1996, the Company sold 1,517,984 shares of common stock and 558,702 common stock purchase warrants in private placement transactions and upon the exercise
outstanding stock options and warrants.   The Company anticipates that it will
seek additional financing through the private placement of equity or debt securities, although no assurances can be given as to the success of any future offerings of securities.

     Between December 19, 1995 and December 11, 1996, the Company arranged, subject to regulatory approval, private placements of convertible promissory notes having an aggregate principal amount of $2,417,000. Of this amount $1,817,000 was received subsequent to, and $600,000 was received prior to,
December 31, 1995.   The promissory notes were due and payable after two years
which ranged to December 1998, or after six months upon demand of the holder, and bore interest at 10% per annum, with interest payable upon maturity or
conversion.   The promissory notes were convertible into shares of common stock of the Company at conversion prices ranging from $1.49 to $3.25 per share. Pursuant to the debt subscription agreements, the Company also agreed to issue to the investors non-transferable warrants to purchase an aggregate of up to 461,203 shares of common stock of the Company for a period of two years at a price equal to the conversion price of the notes. The conversion and warrant exercise prices were based on the market price of the Company's common shares at the date of their offering. On December 16, 1996, regulatory approval was received for the issuance of convertible promissory notes aggregating $2,417,000
and 461,203 warrants  which were then issued by the Company.   As of December
31, 1996, convertible notes aggregating $2,267,000 were converted to common stock. As of the date of this report, the remaining convertible notes aggregating $150,000 had also been converted to common stock. As of December 31, 1996 accrued interest on the convertible promissory notes aggregating approximately $180,000 was payable by the Company.

     As of December 31, 1996, the Company had 1,136,183 options and 725,703 warrants outstanding which, upon exercise, would yield to the Company additional proceeds in excess of

$3.8 million. The exercise of existing options or warrants is impossible to predict with any certainty. Accordingly, management can render no assurances that any material funds will be realized upon the exercise of such options or warrants, or whether such will be exercised at all.

      Rental expense accounts for approximately $3,000 of fixed expenses on a monthly basis. Personnel costs, which are expected to increase somewhat throughout the year, are likely to account for between $75,000 and $100,000 of fixed expenses on a monthly basis. Additional variable expenses, such as consulting fees, legal and accounting, travel and entertainment, utilities and miscellaneous equipment purchases (or rentals) are expected to account for between approximately $50,000 and $75,000 per month.

     In addition to fixed rental and certain personnel expenses, as of December 31, 1996, the Company anticipates capital expenditures of approximately $15 million during 1997 in connection with the establishment and expansion of ACT's operations. The Company may also elect to exercise some or all of its MAC share purchase warrants in 1997, the purchase price for which would be $16 million assuming the exercise of all of its warrants.

     Management does not believe that in the near term the Company's operations will generate sufficient cash flow to finance its working capital and any capital expenditure requirements. The Company's operations will remain dependent on the Company's ability to obtain additional debt and equity financing (including from the exercise of existing warrants). The Company has been able to secure financing in the past through loans from certain stockholders, although management has no reason to believe that similar arrangements will be available in the future. While the Company will continue to seek both debt and equity financing, there can be no assurance that any such financing will be available on terms acceptable to the Company or at all. Without such additional sources of financing, the Company will not be able to continue as a going concern.

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

     The preceding paragraphs contain certain forward looking statements that are subject to inherent uncertainties. Among the factors resulting in such uncertainties are those described in "Item 1: Business; Special Considerations."

Investment in TAI

     Although the Company holds approximately a 41% interest in TAI, at year end it was determined that this investment had experienced an other than temporary decline in value and a significantly decreased likelihood that the $581,710 in loans would be repaid. Accordingly, the investment and advances were written down to their estimated fair value of $nil.

Debt Settlements

     In October 1995, the Company began to enter into written agreements to settle indebtedness in the aggregate amount of approximately $2,809,000 for cash or share consideration. These agreements were subject to regulatory approval. In May 1996, the Company received regulatory approval and completed the settlement of $2,513,121 of such debt through the issuance of a total of 1,256,561 shares of common stock. As of January 31, 1997, 53,675 shares continue to be reserved for issuance when allowable. In December 1995, the Company agreed to the restructuring and settlement of claims of two parties related to each other. The amount of the settlement was subsequently reduced and fully paid by the Company in 1996. As of December 31, 1996, the outstanding accounts payable of the Company's closed subsidiaries accounts for approximately $90,000 of total accounts payable. The Company is continuing to attempt to settle the outstanding debt on terms favorable to the Company, although no assurances about such settlement terms can be given.

Cancellation of Performance Shares

     In October 1995, certain shareholders agreed to surrender their 5,950,000 performance shares which were then held under an escrow arrangement. In consideration therefor, the Company agreed to issue 314,762 common shares at a deemed price of $2.00 per share. Although the performance shares have been irrevocably canceled by the Company, as of the date of this filing, the issuance of the 314,762 shares continues to be subject to the removal of the Company from the jurisdiction of both the Vancouver Stock Exchange and the British Columbia Securities Commission.


Bonus Shares and Warrants

     In connection with the issuance of certain short-term debt by the Company in January 1995 and May 1996, the Company has agreed to issue, subject to regulatory approval, 85,590 "bonus" shares of common stock and 166,667 share purchase warrants, exercisable at $3.30, expiring on May 31, 1997. During 1996, regulatory approval was received for the issuance of 25,833 of these shares which were then issued by the Company. As of December 31, 1996, the issuance of the remaining 59,757 shares and 166,667 warrants continued to be subject to regulatory approval.

EFFECTS OF INFLATION
--------------------

     The Company does not expect inflation to materially affect its results of operations. However, it is expected that operating costs and the cost of capital equipment to be acquired in the future may be subject to general economic and inflationary pressures.

ITEM 8.  FINANCIAL STATEMENTS

     The consolidated financial statements and schedules required to be filed under this item are presented on the following pages. The Company does not believe that issued, but not yet effective, accounting standards will materially impact its financial position or results of operations upon adoption.

                     Consolidated Financial Statements of


                     PORTACOM WIRELESS, INC.
                     (expressed in U.S. dollars)

                     Year ended December 31, 1996
                     Nine month period ended December 31, 1995
                     Year ended March 31, 1995

AUDITORS' REPORT TO THE SHAREHOLDERS

We have audited the consolidated balance sheets of PortaCom Wireless, Inc. as at December 31, 1996 and 1995 and the consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year ended December 31, 1996, the nine month period ended December 31, 1995 and the year ended March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1996 and 1995 and the results of their operations and the changes in their cash flows for the year ended December 31, 1996, the nine month period ended December 31, 1995 and the year ended March 31, 1995 in accordance with generally accepted accounting principles in the United States.

/s/ KPMG

Chartered Accountants


Vancouver, Canada

January 15, 1997


COMMENTS BY AUDITOR FOR U.S. READERS ON CANADA-U.S. REPORTING DIFFERENCE


In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in note 1 to the consolidated financial statements. Our report to the shareholders dated January 15, 1997 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.

/s/ KPMG

Chartered Accountants


Vancouver, Canada

January 15, 1997

PORTACOM WIRELESS, INC.

Consolidated Balance Sheets
(expressed in U.S. dollars)

------------------------------------------------------------------------------------
                                                        December 31,    December 31,
                                                                1996            1995
------------------------------------------------------------------------------------
Assets

Current assets:
 Cash and cash equivalents                               $   114,275    $    165,665
 Accounts receivable                                               -           7,093
 -----------------------------------------------------------------------------------
                                                             114,275         172,758

Promissory notes receivable (note 4)                               -         815,400

Investments (note 5)                                       8,099,500               -

Equipment, net                                                12,427               -
------------------------------------------------------------------------------------
                                                          $8,226,202     $   988,158
------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
 Accounts payable and accrued liabilities (note 6)       $   650,133    $  1,107,426
 Loans payable (note 7)                                      150,000         971,000
 -----------------------------------------------------------------------------------
                                                             800,133       2,078,426

Stockholders' equity (deficiency):
 Share capital (note 8):
  Issued:
   Common stock (1996 - 13,118,181;
     1995 - 17,496,522)                                       13,118          17,496
  Other paid-in capital                                   17,193,178      13,812,125
 Deficit                                                  (9,780,227)    (14,919,889)
 -----------------------------------------------------------------------------------
                                                           7,426,069      (1,090,268)
Future operations (note 1)
Contingent liabilities (notes 5(a) and 9)
------------------------------------------------------------------------------------
                                                          $8,226,202       $ 988,158
------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

On behalf of the Board:


/s/  Stephen Leahy        Director
------------------------


/s/  Douglas MacLellan    Director
------------------------

PORTACOM WIRELESS, INC.

Consolidated Statements of Operations
(expressed in U.S. dollars)

------------------------------------------------------------------------------------------
                                                                Nine months
                                                  Year ended         ended      Year ended
                                                December 31,    December 31,     March 31,
                                                        1996          1995            1995
------------------------------------------------------------------------------------------
Income:
 Sales, net                                      $    10,000   $   143,652     $   780,839
 Cost of sales                                             -        87,391         992,807
 -----------------------------------------------------------------------------------------
                                                      10,000        56,261        (211,968)

Other income (note 5(a))                           9,003,943             -               -
------------------------------------------------------------------------------------------
                                                   9,013,943        56,261        (211,968)

Expenses:
 Advertising and promotion                             3,545        60,820         281,649
 Bad debts                                             2,513        80,628         571,003
 Consulting fees (note 10)                           619,292       327,132       1,470,000
 Depreciation                                          2,127       143,786         210,052
 General and administrative                          306,950       114,526         499,165
 Interest, bank charges and financing
   charges (note 7)                                  627,234        73,394         134,198
 Legal and accounting                                727,882       273,665         469,922
 Management fees (note 10)                            86,013        49,436         360,505
 Placement fees                                      106,000             -               -
 Rent                                                 40,371       141,568         267,165
 Research and development                              4,530        60,437         570,441
 Travel                                              273,726        97,948         439,748
 Wages and benefits                                  434,665       513,325       1,658,765
 Write-down of promissory notes receivable
   and investment ( note 10(f) )                   1,046,710             -               -
 -----------------------------------------------------------------------------------------
                                                   4,281,558     1,936,665       6,932,613
------------------------------------------------------------------------------------------
Income (loss) before extraordinary item            4,732,385    (1,880,404)     (7,144,581)

Gain on settlement of debt                           407,277       545,924               -
------------------------------------------------------------------------------------------
Net income (loss) for the period                 $ 5,139,662   $(1,334,480)    $(7,144,581)
------------------------------------------------------------------------------------------
Net income (loss) per share (note 3(g))          $      0.41   $     (0.14)    $     (0.90)
------------------------------------------------------------------------------------------
Weighted average number of common
 stock outstanding (note 3(g))                    12,621,945     8,999,863       7,974,845
------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PORTACOM WIRELESS, INC.

Consolidated Statement of Stockholders' Equity (Deficiency)
(expressed in U.S. dollars)

---------------------------------------------------------------------------------------
                                                 Common    Other Paid-in
                                                  stock          capital      Deficit
---------------------------------------------------------------------------------------
Balance, March 31, 1994 after giving
 retroactive effect to change in authorized
 common stock (note 8(b))                       $13,835      $ 6,962,626   $ (6,440,828)

Year ended March 31, 1995:
  Common stock issued for cash                    1,380        3,107,829              -

  Net loss for the year                               -                -     (7,144,581)
---------------------------------------------------------------------------------------
Balance, March 31, 1995                          15,215       10,070,455    (13,585,409)

Nine months ended December 31, 1995:

Common stock issued:
  For cash                                        1,025        1,229,806              -
  On settlement of debt                           1,256        2,511,864              -

Net loss for the period                               -                -     (1,334,480)
---------------------------------------------------------------------------------------
Balance, December 31, 1995                       17,496       13,812,125    (14,919,889)

Year ended December 31, 1996:

Common stock issued:
  For cash                                          299          552,847              -
  On settlement of liabilities                      176          306,353              -
  On conversion of promissory notes               1,097        2,265,903              -

Common stock cancelled                           (5,950)           5,950              -

Value ascribed to warrants (note 7(b))                -          250,000              -

Net income for the year                               -                -      5,139,662
---------------------------------------------------------------------------------------
Balance, December 31, 1996                      $13,118      $17,193,178   $ (9,780,227)
---------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PORTACOM WIRELESS, INC.

Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

---------------------------------------------------------------------------------------------------------
                                                                    Nine months
                                                    Year ended            ended    Year ended
                                                  December 31,     December 31,     March 31,
                                                          1996             1995          1995
---------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Cash flows from operating activities:
  Net income (loss) for the period                 $ 5,139,662        $(1,334,480)           $(7,144,581)
  Items not involving cash
     Depreciation                                        2,127            143,786                210,052
     Fair value of investments received
      on settlement (note 5(a))                     (8,000,000)                 -                      -
     Write-down of promissory notes
      receivable and investment                      1,046,710                  -                      -
     Share capital issuable in settlement
      of financing charges                             328,399                  -                      -
  Changes in operating assets and liabilities:
     Accounts and promissory notes
      receivable                                      (199,527)          (782,060)                24,314
     Inventory                                               -             58,852                327,995
     Prepaid expenses                                        -              6,680                 62,260
     Employee loans (note 10(c))                             -                  -                147,209
     Accounts payable and accrued
      liabilities                                     (228,852)         1,405,889              1,657,069
--------------------------------------------------------------------------------------------------------
  Net cash used by operating activities             (1,911,481)          (501,333)            (4,715,682)

Cash flows from financing activities:
  Issue of and to be issued for common
   stock for cash                                      553,145          1,230,830              3,109,209
  Bridge Financing                                   2,500,000                  -                      -
  Repayment of Bridge Financing                     (2,500,000)                 -                      -
  Convertible promissory notes                       1,817,000            600,000                      -
  Repayment of note payable                                  -                  -               (150,000)
  Repayment of promissory note payable                       -            (37,500)               (50,000)
  Loans payable                                       (371,000)        (1,213,508)               584,508
--------------------------------------------------------------------------------------------------------
  Net cash generated by financing activities         1,999,145            579,822              3,493,717

Cash flows from investing activities:
  Equipment, net                                       (14,554)            13,792                (92,379)
  Patents, trademarks and other assets                       -                  -                (80,855)
  Investments (note 5)                                (124,500)                 -                      -
--------------------------------------------------------------------------------------------------------
  Net cash generated (used) by investing activities   (139,054)            13,792               (173,234)
--------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and
 cash equivalents                                      (51,390)            92,281             (1,395,199)

Cash and cash equivalents,
 beginning of period                                   165,665             73,384              1,468,583
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period           $   114,275        $   165,665            $    73,384
--------------------------------------------------------------------------------------------------------
Supplementary information:
  Interest paid                                    $    25,000        $         -            $         -
  Income taxes paid                                          -                  -                      -
  Non-cash transactions (note 11)
--------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PORTACOM WIRELESS, INC.

Notes to Consolidated Financial Statements
(expressed in U.S. dollars)

--------------------------------------------------------------------------------

1.  FUTURE OPERATIONS:

    PortaCom Wireless Inc. (the "Company") was incorporated on July 7, 1989 under the Company Act (British Columbia) and was inactive until April 1990. Effective December 24, 1996, the Company emigrated its corporate charter from British Columbia to Delaware. This resulted in the restatement of the Company's authorized common and preferred stock (note 8).

    The Company is currently pursuing business ventures as a developer, financier and operator of companies providing cellular, wireless and PSTN telecommunications services in selected developing world markets. The Company intends to make investments primarily in wireless, cellular, PSTN and long distance networks in order to provide coverage and high-quality service in selected emerging markets. The Company's principal interests are focused on these technologies in Cambodia and other emerging markets which represents a single industry segment.

    The Company entered into a joint venture on December 26, 1996 as the managing partner of American Cambodian Telecom Ltd. ( "ACT" ) a limited liability company which holds a twenty-five year renewable license to develop a mobile wireless system in the Kingdom of Cambodia. The Company also holds a 3.43% interest in Metromedia Asia Corporation ( "MAC" ), which is active in the build-out of telecommunications in China.

    At December 31, 1996 the Company had a working capital deficiency of $685,858. At the date of these consolidated financial statements, the Company has not generated cash flow from recurring operating activities and it is uncertain when it will commence to generate such a cash flow. In addition, the Company's largest recorded asset is restricted until January 1, 1999 (note 5(a)). Accordingly, there can be considered to be doubt as to the nature and extent of the Company's future operations.

    The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern which requires the realization of assets and settlement of liabilities in the ordinary course of business. The Company's viability as a going concern is dependent upon the continued restructuring of its asset base, the financial support of shareholders and creditors and, ultimately, the generation of profitable operations. Although it is management's intention to pursue these options, there can be no assurance that these events will or can occur. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


2.  CHANGE IN FISCAL YEAR:

    In 1995, the Company changed the date on which its fiscal year ends from March 31 to December 31, 1995. Accordingly, results of operations and cash flows for the transition period which ended December 31, 1995 cover a nine-month period.

PORTACOM WIRELESS, INC.

Notes to Consolidated Financial Statements, page 2
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

3.  SIGNIFICANT ACCOUNTING POLICIES:

    (a)  Basis of presentation:

         These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. In prior years, as a company incorporated in Canada, it reported to its shareholders based on Canadian accounting principles. Due to the emigration to Delaware, the Company is now required to file regulatory reports under United States accounting principles. The change from Canadian to United States generally accepted accounting principles did not impact reported amounts for total assets, stockholders' equity (deficiency) or net income (loss) for either the 1996 or prior reporting periods. Under Canadian accounting principles earnings (loss) per share would be calculated including escrowed shares as indicated in note 3(g).

    (b)  Basis of consolidation:

         These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, PortaCom International, Ltd., PCBX Systems, Inc., Extreme Laboratories, Inc. and Extreme TeleCom, Inc. The Company's interest in ACT (note 5(b)) is accounted for by the equity method. All material intercompany accounts and transactions have been eliminated.

         Other investments are accounted for at cost.

    (c)  Use of estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. With respect to the Company's operations, these estimates primarily relate to the underlying value of investments which will only be determinable based upon future events. Management has applied its judgment to the information available to the date of the issuance of these consolidated financial statements in making such judgment.

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

PORTACOM WIRELESS, INC.

Notes to Consolidated Financial Statements, page 3
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

3.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

    (f)  Income taxes:

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized based on the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    (g)  Net income (loss) per share:

         Net income (loss) per share is computed based on the weighted average number of shares outstanding during the year, which number of shares excludes escrowed shares that are contingently returnable to the Company's treasury. If the escrowed shares had been included, net income (loss) per share would have been $0.39 (December 31, 1995 - $(0.09); March 31, 1995 - $(0.49)). If the escrowed shares become issuable, net income (loss) per share will be retroactively restated. Fully diluted net income (loss) per share has not been presented as the effect is either not materially dilutive or are anti-dilutive.

    (h)  Currency:

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

    (i)  Fair value of financial instruments:

         Financial instruments include cash, investments, accounts payable and accrued liabilities and loans payable. In all cases, management's best estimate of their fair value is not materially different from carrying value.

    (j)  Stock options:

         As described in note 8(d), from time-to-time the Company issues stock options to directors, officers and employees. These options are granted having exercise prices based on the market price of the Company's common shares at the date of grant. Stock options are accounted for in accordance with SFAS No. 123. As allowed under SFAS No. 123, the Company recognizes stock options granted in accordance with APB Opinion No. 25.

    (k)  Revenue recognition:

         The Company recognizes revenue when the customer accepts delivery of the product and there is reasonable assurance as to the collectibility of any receivables.

PORTACOM WIRELESS, INC.

Notes to Consolidated Financial Statements, page 4
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

4.  PROMISSORY NOTES RECEIVABLE:

    At December 31, 1995, promissory notes receivable bore interest at 10% per annum, were unsecured and without specific dates for repayment. The promissory notes receivable were due from entities which are related to the Company through common directors and management. All amounts have been written off in the current year as they were determined to be uncollectible.

5. INVESTMENTS:

-------------------------------------------------------------------------------------
                                                          December 31,   December 31,
                                                                 1996           1995
-------------------------------------------------------------------------------------
  Asian American Telecommunications Corporation,
   17% interest                                             $8,000,000    $       -
  American Cambodian Telecom Ltd., a joint venture,
   86% interest                                                 99,500
  Telecommunications American International,
   41% interest                                                      -            -
-------------------------------------------------------------------------------------
                                                            $8,099,500    $       -
-------------------------------------------------------------------------------------

  (a) On May 28, 1996, the Company announced that it had entered into a contract to acquire all of the outstanding shares of Asian American Telecommunications Corporation ("AAT"), an unrelated Los Angeles-based telecommunications services developer. By an agreement made as of September 11, 1996, AAT and the Company agreed to terminate all rights and obligations of either party under the proposed business combination. As consideration for this termination, AAT issued to the Company 2,000,000 restricted common shares, and issued to the Company warrants to acquire 4,000,000 common shares of AAT for a period of three years at a price of $4.00 per share. The Company paid no cash consideration for these shares or warrants. The Company's investment is recorded at the estimated fair value of the assets received in excess of the consideration payable to exercise the warrants. This fair value was established by reference to capital stock issuances made by AAT for cash consideration. In addition, AAT paid the Company non-refundable cash consideration of $1,000,000 as part of this termination agreement.

       The 2,000,000 common shares have been pledged by the Company to AAT until January 1, 1999 pursuant to the Company's indemnification obligations under the termination agreement. These indemnification obligations provide that the Company grants to AAT a first priority lien on the common shares against any costs or losses arising to AAT, or specified related parties, arising from certain claims or potential claims related to the original proposed acquisition or the termination agreement. At the date of these consolidated financial statements, no claims under this indemnification agreement have arisen and the likelihood is considered to be remote.

       The receipt of cash and common stock pursuant to the termination agreement has been recorded as income in the consolidated statement of operations.

       On December 23, 1996, AAT entered into a business combination agreement with MAC. In connection with the Agreement, MAC offered to exchange all outstanding shares of AAT capital stock and all warrants to purchase shares of AAT capital stock for shares and warrants of MAC.

PORTACOM WIRELESS, INC.

Notes to Consolidated Financial Statements, page 5
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

5. INVESTMENTS (CONTINUED):

        Subsequent to year end, the Company agreed to exchange these shares and warrants of AAT for equivalent shares and warrants of MAC. Based on representations by MAC, these shares gave the Company a 3.43% interest in MAC immediately following the consummation of the exchange offer (9.16% interest calculated on a fully diluted basis if the Company exercises all warrants and no other outstanding warrants are exercised).

    (b) On December 26, 1996, the Company acquired an 86% non-controlling ownership interest in American Cambodian Telecom Ltd. ("ACT"), a newly formed Joint Venture agreement with another party under the consent of the Ministry of Posts and Telecommunications in Cambodia. ACT has been inactive to December 31, 1996.

        Under the Joint Venture agreement, the Company is required to contribute capital to ACT of at least 50 million Cambodian Riel (approximately $20,000). In addition, the Company is required to provide a refundable deposit of $200,000 within 45 business days of December 31, 1996. As of December 31, 1996 no capital or deposit had been contributed.

    (c) On August 5, 1996, the Company agreed to purchase 250 shares of the common stock of Telecommunications American International ("TAI") from a shareholder for the sum of $25,000. In addition, the Company had advanced an aggregate of $ 556,710 to TAI. In the year ended December 31, 1996, it was determined that the investment and advances had experienced an other than temporary decline in value and therefore they have been written down to their estimated fair value of $nil. This write down is included in the consolidated statement of operations.

    (d) The Company reviews the underlying value of all investments on an ongoing basis and provides for declines in value that are other than temporary as they are identified. Any impairments are charged to earnings and a new cost basis for the security is established. At December 31, 1996, no such impairments have been identified in the investments in AAT and ACT.

6.  ACCRUED LIABILITIES:

    Management fees due to a director (formerly an officer) of the Company previously included in accrued liabilities ceased to accrue as at October 31, 1995. This liability was settled for common stock in the nine month period ended December 31, 1995.

7.  LOANS PAYABLE:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                    December 31,  December 31,
                                                                                                           1996          1995
-----------------------------------------------------------------------------------------------------------------------------
 Convertible promissory notes (a)                                                                     $150,000     $ 600,000

 Note payable to former officer due December 31, 1996                                                        -       200,000

 Note payable to former services vendor, due as to $100,000 on or before April 5, 1996 (paid) and
  $71,000 on or before June 28, 1996 (paid)                                                                  -       171,000
----------------------------------------------------------------------------------------------------------------------------
                                                                                                      $150,000     $ 971,000
----------------------------------------------------------------------------------------------------------------------------

PORTACOM WIRELESS, INC.

Notes to Consolidated Financial Statements, page 6
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

7.  LOANS PAYABLE (CONTINUED):

    (a)  Convertible promissory notes:

         Between December 19, 1995 and December 11, 1996, the Company arranged, private placements of convertible promissory notes having an aggregate principal amount of $2,417,000. Of this amount, $1,817,000 was received subsequent to, and $600,000 was received prior to, December 31, 1995. The promissory notes are due and payable after two years which range to December 1998, or after six months upon demand of the holder, and bear interest at 10% per annum with interest payable upon maturity or conversion. The promissory notes are convertible at the holders' option into shares of common stock of the Company at conversion prices ranging from $1.49 to $3.25 per share. Pursuant to the debt subscription agreements, the Company also agreed to issue to the investors non-transferable warrants to purchase up to an aggregate of 461,203 shares of common stock of the Company for a period of two years at a price equal to the conversion price of the notes. The conversion and warrant exercise prices are based on the market price of the Company's common stock at the date of the offering.

         To December 31, 1996, convertible notes aggregating $2,267,000 were converted to common stock (note 8(b)).

    (b)  Bridge Financing:

         During 1996, the Company completed a Bridge Financing to raise $2,500,000 to provide interim financing pending the completion of a private placement of the convertible promissory notes described in (a). The Bridge Financing was due on demand after 30 days and bore interest at 12% per annum. In addition, 166,667 warrants were issuable to the lenders (notes 8(e) and (g)).

         For accounting purposes, the warrants have been recorded at their estimated fair value of $250,000 with a corresponding reduction in the recorded value of the Notes. This resulted in deemed interest expense of $250,000 in the year ended December 31, 1996 as all of the Notes were repaid. This deemed interest is included in interest expense in the consolidated statement of operations.


8.  SHARE CAPITAL:

    (a)  Authorized:

         Authorized share capital is as follows:

            100,000,000 shares of common stock with a par value of $0.001 per share

              5,000,000 shares of preferred stock with a par value of $0.001 per share

PORTACOM WIRELESS, INC.

Notes to Consolidated Financial Statements, page 7
(expressed in U.S. dollars)
------------------------------------------------------------------------------

8.  SHARE CAPITAL (CONTINUED):

    (b)  Issued common stock:

------------------------------------------------------------------------------------------------------
                                                         Number          Per share               Total
                                                         of shares   consideration       consideration
------------------------------------------------------------------------------------------------------
  Balance, March 31, 1994                                13,834,872                      $6,976,461

  Issued for cash:
     Free-trading shares, net of share
      issuance costs paid of $354,047 (f)                   656,457             3.38      2,220,353
     On exercise of stock options                           266,000             1.61        427,325
     On exercise of warrants                                373,747             1.23        461,531
  Issued as a finders fee in connection
     with issuance of the free trading
     common stock                                            83,742                -              -
---------------------------------------------------------------------------------------------------
  Balance, March 31, 1995                                15,214,818                      10,085,670

  Issued for cash:
    Free-trading shares                                     204,878             1.36        277,490
    On exercise of stock options                            820,267             1.16        953,340
  Issued on settlement of debt (f)                        1,256,559             2.00      2,513,121
---------------------------------------------------------------------------------------------------
  Balance, December 31, 1995                             17,496,522                      13,829,621

  Cancelled (c)                                          (5,950,000)                              -
  Issued for cash:
     Free-trading shares                                     97,500             1.11        108,225
     On exercise of warrants                                 97,878             2.98        291,500
     On exercise of stock options                           103,050             1.49        153,420
  Issued as consideration for:
     Loans payable (g)                                       25,833             3.03         78,400
     Settlement of debt                                      96,560             1.25        120,780
     Convertible Promissory Notes                         1,097,163             2.07      2,267,000
  Fair value of warrants issuable in consideration
   for Bridge Financing (e)                                       -                         250,000
  To be issued on settlement of debt (f)                     53,675             2.00        107,350
---------------------------------------------------------------------------------------------------
  Balance, December 31, 1996                             13,118,181                     $17,206,296
---------------------------------------------------------------------------------------------------

  Upon emigration to Delaware (note 1), the Company's authorized common stock was changed from 94,050,000 common shares without par value to 100,000,000 shares of capital stock with a par value of $0.001 per share.

PORTACOM WIRELESS, INC.

Notes to Consolidated Financial Statements, page 8
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

8.  SHARE CAPITAL (CONTINUED):

    (b) Issued common stock (continued):

        After giving effect to this adjustment to the authorized share capital on a retroactive basis, the total consideration at December 31, 1996 and 1995 is allocated as follows:

--------------------------------------------------------
                                  1996          1995
--------------------------------------------------------
     Common stock              $    13,118   $    17,496
     Contributed surplus        17,193,178    13,812,125
--------------------------------------------------------
                               $17,206,296   $13,829,621
--------------------------------------------------------

    (c)  Performance shares:

         Included in the issued and outstanding common stock are 600,000 shares which are subject to an escrow agreement. These shares are releasable from escrow on satisfaction of certain predetermined tests set out by regulatory authorities related to the generation of positive cash flow from operations. Shares not released from escrow by September 9, 2002 will be cancelled. Pursuant to the escrow agreement, holders of the shares may exercise all voting rights attached thereto except on a resolution to cancel any of the shares, and have waived their rights to receive dividends or to participate in the assets and property of the Company on a winding-up or dissolution of the Company. Upon release of the shares from escrow, compensation expense will be recorded.

         In October 1995, certain shareholders agreed to surrender their 5,950,000 escrowed shares which were then held under the escrow arrangement. In consideration therefor, the Company agreed to issue 314,762 shares of common stock at a deemed price of $2.00 per share. Although the escrowed shares have been irrevocably cancelled by the Company during 1996, the issuance of the 314,762 shares continues to be subject to the removal of the Company from the jurisdiction of both the Vancouver Stock Exchange and the British Columbia Securities Commission.

PORTACOM WIRELESS, INC.

Notes to Consolidated Financial Statements, page 9
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

8.  SHARE CAPITAL (CONTINUED):
    (d)  Stock options:

     Option changes for the period April 1, 1994 to December 31, 1996 were as follows:

          Outstanding and exercisable as at March 31, 1994...   1,235,200

          Granted at C$5.68 per share                             274,800
          Exercised at C$4.45 per share                           (80,000)
          Exercised at C$1.25 per share                          (186,000)
          ---------------------------------------------------------------

          Outstanding and exercisable as at March 31, 1995      1,244,000

          Granted at C$1.90 per share                              75,000
          Granted at C$2.09 per share                             400,000
          Granted at C$2.41 per share                             150,000
          Exercised at C$1.25 per share                          (461,767)
          Exercised at C$2.09 per share                          (358,500)
          Cancelled                                              (431,300)
          ---------------------------------------------------------------

          Outstanding and exercisable as at December 31,
          1995                                                    617,433

          Granted at U$3.80                                        90,000
          Granted at U$3.00                                       472,899
          Granted at U$2.68                                       290,000
          Exercised at C$1.25                                     (16,800)
          Exercised at C$1.90                                     (75,000)
          Exercised at U$3.00                                     (11,250)
          Cancelled                                              (231,099)
          ---------------------------------------------------------------

          Outstanding and exercisable at December 31, 1996      1,136,183
          ---------------------------------------------------------------

     Stock options are issued at the average market price per share for the ten trading days prior to the date of issuance. Accordingly, no compensation cost has been recognized for options granted. Had compensation cost for the Company's stock options for 1996 and 1995 grants been determined consistent with FASB No. 123, the Company's net income (loss) and loss per share would have been adjusted to the pro forma amounts indicated below:

------------------------------------------------------------------
                                                      Nine months
                                        Year ended         ended
                                       December 31,   December 31,
                                              1996           1995
------------------------------------------------------------------
     Net income (loss):
       As reported                       $5,139,662    $(1,334,480)
       Pro forma                          4,289,482     (1,659,480)

     Net income (loss) per share:
       As reported                       $     0.41    $     (0.14)
       Pro forma                               0.34          (0.18)

PORTACOM WIRELESS, INC.

Notes to Consolidated Financial Statements, page 10
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

8.  SHARE CAPITAL (CONTINUED):

    (e)  Warrants:

         During the year ended March 31, 1995, the Company, in connection with private placements of common stock, issued warrants to purchase 483,457 shares of common stock at U$3.50 per share if exercised by October 1995 and at U$4.03 per share if exercised thereafter to October 1996. Of these warrants, 60,000 were exercised during 1996 and the balance expired.

         During the nine months ended December 31, 1995, the Company, in connection with a private placement, issued warrants to purchase 211,500 shares of common stock at U$5.10 per share if exercised by June 1995 and U$5.87 if exercised thereafter to June 1996. These warrants expired during the year. In addition, the Company, in connection with a number of private placements of common stock, issued warrants to purchase up to 204,878 shares of common stock at prices of between U$1.28 and U$1.47 per share if exercised by August 1996 and U$1.47 and U$1.69 if exercised thereafter to August 1997. Of these warrants, 37,878 were exercised during 1996 and 167,000 remain outstanding.

         During the year ended December 31, 1996, the Company, issued warrants to purchase 97,500 shares of common stock at U$1.11 per share if exercised by November 1996 and U$1.28 if exercised thereafter to November 1997. In addition, the Company issued 461,203 warrants attached to convertible promissory notes at prices ranging from U$1.49 to U$3.25 per share if exercised by dates ranging from December 19, 1997 to May, 7 1998. None of these warrants had been exercised at December 31, 1996; subsequent to year end, 20,134 of these warrants were exercised at $1.49 per share.

         In addition, pursuant to the Bridge Financing (note 7), 166,667 share purchase warrants exercisable at U $3.30 per share to May 31, 1997 are issuable. The warrants have been recorded at their estimated fair value of $250,000. At December 31, 1996, no warrants have been exercised.

    (f)  Shares issued on settlement of debt:

         During the period ended December 31, 1995, the Company entered into agreements to issue 1,256,561 shares of common stock at their estimated fair value of $2.00 per share to settle outstanding liabilities aggregating $2,513,121. As the agreements were entered into prior to December 31, 1995, these settlements have been recorded in that period.

         The Company has further agreed to issue an additional 53,675 shares of common stock at their estimated fair value of $2.00 per share to settle additional outstanding liabilities aggregating $107,350. These issuances are subject to regulatory approval.

PORTACOM WIRELESS, INC.

Notes to Consolidated Financial Statements, page 11
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

8.  SHARE CAPITAL (CONTINUED):

    (g)  Shares to be issued for loans:

         In connection with the issuance of certain short-term debt by the Company in January 1995 and May 1996, the Company agreed to issue, subject to regulatory approval, 85,590 shares of common stock and 166,667 share purchase warrants, exercisable at $3.30 per share until May 31, 1997. During the current period, regulatory approval was received for the issuance of 25,833 of these shares which were then issued by the Company. At December 31, 1996, the issuance of the remaining 59,757 shares and 166,667 warrants continued to be subject to receipt of regulatory approval. Subsequent to December 31, 1996, regulatory approval was received for the issuance of 42,757 shares which were then issued by the Company. The fair value of the shares issuable are recognized as the Company becomes liable to meet the obligations.


9.  CONTINGENT LIABILITY:

    During the year ended December 31, 1996, the Company emigrated from Canada as discussed in note 1. Subject to final determination by the income tax authorities in Canada, no tax liability arose on the emigration, and no income tax liability is currently outstanding in Canada.

    The Company has loss carry forwards in the United States of approximately $9,000,000 available to 2011. The potential benefit of these losses of approximately $3,600,000 has been fully offset by a valuation reserve. Accordingly, the accompanying consolidated financial statements reflect no provision for income taxes.

10. RELATED PARTY TRANSACTIONS:

    Related party transactions not disclosed elsewhere in these consolidated financial statements include:

    (a) Included in accounts payable at December 31, 1996 is approximately $24,000 (December 31, 1995 - $25,000) owing to related parties.

    (b) Management and consulting fees have predominantly been charged by related parties.

    (c) Included in bad debts expense for the year ended December 31, 1996 is $nil (period ended December 31, 1995 - $21,386; year ended March 31, 1995 -$227,000) recorded as provisions against employee loans.

    (d) The Company has reimbursed expenses incurred by directors and officers on its behalf during the periods presented.

    (e) In addition to amounts included in consulting paid to a director, expenses of approximately $50,000 are included in various other accounts for the year ended December 31, 1996 (nine months ended December 31, 1995 and year ended March 31, 1995 - $nil).

    (f) The write-down of promissory notes receivable and investment for the year ended December 31, 1996 of $1,046,710, represents a write-down of notes receivable and investment in TAI aggregating $ 581,710 (note 5(c)) and a write-down of other promissory notes receivable from a related party aggregating $ 465,000.

PORTACOM WIRELESS, INC.

Notes to Consolidated Financial Statements, page 12
(expressed in U.S. dollars)
--------------------------------------------------------------------------------

11.  CONSOLIDATED STATEMENTS OF CASH FLOWS:

     During the periods presented the Company has entered into non-cash financing and investing transactions which are not disclosed in the consolidated statements of cash flows. For each of the periods presented these are as follows:

    (a) in the year ended December 31, 1996, the Company issued common stock as consideration for financing costs on loans payable, in settlement of debt and on conversion of promissory notes, all in the amounts as set out in note 8(b);

    (b) in the nine months ended December 31, 1995, the Company issued 1,256,559 common stock having an assigned value of $2,513,121 in settlement of indebtedness in an equivalent amount; and

    (c) in the year ended March 31, 1995, the Company issued common stock as a finder's fee related to the issuance of free-trading shares for cash consideration.


12. CONCENTRATIONS OF CREDIT RISK:

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents. The Company maintains cash equivalents with various financial institutions. These financial institutions are located in Canada and the United States. The Company's policy is to limit the exposure at any one financial institution and to invest solely in highly liquid investments that are readily convertible to contracted amounts of cash.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III
                                    --------

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------------------------

     The following table identifies all of the current directors and executive officers of the Registrant and its subsidiaries. Directors serve until the next annual meeting or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors.


NAME                    AGE          POSITION
----                    ---          --------

Douglas C. MacLellan     41          President, Chief Executive Officer and
                                     Director of the Registrant

Stephen M. Leahy         40          Secretary and Director of the Registrant

Morris J. Magid          64          Treasurer of the Registrant; Director and
                                     Secretary of PCBX, Telecom and
                                     Laboratories

Michael A. Richard       28          Vice President, Accounting of the
                                     Registrant, and Secretary, Treasurer and a
                                     Director of PIL

R. Keith Alexander       66          Director

Robert G. Flitton        34          Director

Howard B. Frantom        62          Director

Keith A.J. Hay           59          Director

Stephen O. Stephens      66          Director

Paul Robert Carr         53          Vice President, Asia-Pacific

Thomas P. Scichili       37          Vice President, General Counsel

Thomas P. Madden         39          Vice President, Investor Relations

     DOUGLAS C. MACLELLAN
     --------------------

     Mr. MacLellan has been President, Chief Executive Officer and Director of the Registrant since November 1995. Mr. MacLellan expends a majority of his
professional time on behalf of the Registrant.   Mr. MacLellan is a founder of
PWC (see "Item 13. Certain Relationships and Related Transactions"), and has been President of PWC since July, 1995. From 1992 to the present Mr. MacLellan has been President of The MacLellan Group, Inc., a consulting firm providing a
broad range of financial and management advisory services.   From 1993 to 1995,
Mr. MacLellan was a principal and co-founder of Maroon Bells Capital Partners, Inc., a merchant banking firm which specializes in providing corporate finance services to companies in the international and domestic telecommunications and
media industries.   From 1989 to 1992 Mr. MacLellan was Vice President (1989 to
1990) and President (1991 to 1992) of American Business Ventures, Inc., a venture capital, management consulting, and mergers and acquisition firm.

     Mr. MacLellan currently is a member of the board of directors and co-founder of InterAmericas Communications Corporation, a public reporting international telecommunications company which operates a competitive access fiber and satellite network in Latin America, and serves as a director of AMDL, Inc., a publicly held development stage biotechnology firm. Mr. MacLellan was educated at the University of Southern California in economics and finance, with advanced training in classical economic theory.

     PAUL ROBERT CARR
     ----------------

     Mr. Carr has been Vice President, Asia-Pacific of the Registrant since April, 1996 and has served in a business development position since June, 1995. Mr. Carr is also managing director of ACT. From April, 1992 to 1995, Mr. Carr was a self employed consultant in the real estate industry. From 1988 to 1992, Mr. Carr was Senior Real Estate Coordinator and Civil Manager for Los Angeles Cellular Telephone Company. Mr. Carr holds a JD degree from Oakland State College, Flint, Michigan.

     STEPHEN M. LEAHY
     ----------------

     Mr. Leahy is the Secretary of the Registrant, and has been a director since September 1991. Mr. Leahy has been President and a director of Delpet Resources, Ltd. since May, 1985 and is presently its Chairman. He has also been President and a director of North American Tungsten Corporation since June, 1995, of First Silver Reserve, Ltd. since June, 1988 and of United Sartis Enterprises, Inc. since January, 1993.

     THOMAS P. MADDEN
     ----------------

     Mr. Madden has been Vice President-Investor Relations of the Registrant since September 1995. Since February, 1992, Mr. Madden has been an Investor Relations Consultant as President of Madden Consulting.

     MORRIS J. MAGID
     ---------------

     Mr. Magid has been Treasurer of the Registrant since November 1995 and is also a director of PCBX Systems, Telecom, and Laboratories. Mr. Magid is an active investor and real estate developer with extensive experience in the pharmaceutical industry.

      MICHAEL A. RICHARD
      ------------------

      Mr. Richard has been the Vice President, Accounting of the Registrant since October 1996 and has been with the Company since 1991, serving as its Controller (1995 to 1996) and as an Accounting Manager for PCBX, Telecom and PIL (1991 to 1995). He has also served as Treasurer (1994 to present), Secretary (1996 to present) and as a Director of PIL (1996 to present).

     THOMAS P. SCICHILI
     ------------------

     Mr. Scichili was appointed Vice President, General Counsel of the Registrant in March, 1997. Mr. Scichili has been an attorney in private practice since 1990 emphasizing business and corporate law and financial planning. From 1987 to 1990, Mr. Scichili held various positions at REFCO, Inc. and REFCO, S.A.

     R. KEITH ALEXANDER
     ------------------

     Mr. Alexander has been a Director of the Registrant since June, 1996. From 1992 to 1996 he was an independent financial consultant. From 1984 to 1992 he was a Vice President of RBC Dominion Securities Ltd. He was a director of the Investment Dealers Association of Alberta from 1977-1985 and Governor of the Alberta Stock Exchange from 1980-1981.

     ROBERT G. FLITTON
     -----------------

     Mr. Flitton has been a Director of the Registrant since February, 1996. Mr. Flitton has been a partner in Flitton Industries since July, 1992, where he specializes in acquisitions, financing arrangements, development approvals and troubleshooting for large residential and commercial projects in British Columbia, Washington and Colorado.


     HOWARD B. FRANTOM
     -----------------

     Mr. Frantom has been a director of the Company since June, 1996 and served as its Chief Technical Officer from June, 1996 to November, 1996. He was the Company's Chairman of the

Board and Chief Operating Officer from November, 1995 until June, 1996 and the Chief Executive Officer from June, 1995 to November, 1995. Mr. Frantom was President and Chief Executive Officer of PIL from March, 1994 to November, 1996. From 1992 to 1994, Mr. Frantom was President and CEO of PCBX. From 1990 to 1992, Mr. Frantom was President of Worldwide Cellular & Telecommunications Company, which contracted for the engineering and operations of a cellular system in Mexico. From 1988 to 1990, Mr. Frantom served as acting President and Vice President of Engineering and Operations (chief engineer) of Los Angeles Cellular Telephone Company.

     KEITH A.J. HAY
     --------------

     Mr. Hay has been a Director of the Registrant since November, 1995. Since 1978 Mr. Hay has been President of Econolynx International Ltd. of Ottawa, Ontario, a consulting firm. He has been a Professor of Economics at Carleton University, Ottawa, since 1975, and a consultant to several Canadian government departments, multinational corporations and banks. Presently, Mr. Hay is advisor to the World Bank on economic reform in Guyana and to the Canadian International Development Agency on development policy in Southern Africa. He is also the principal consultant to the Canadian Association of Power Systems Exporters on export marketing of hydro electric power machinery and equipment.

     STEPHEN O. STEPHENS
     -------------------

     Mr. Stephens has been a Director of the Registrant since August, 1995. Since 1969 Mr. Stephens has been President of Stephens International, Ltd., a diversified investment company. From 1993 to 1995 Mr. Stephens served as assistant to the Chairman of the Board of Stephens Group, from 1986 to 1995 he served as director of corporate communications for Stephens Inc. and from 1993 to 1995 he served as President of Stephens Entertainment, Inc.

SECTION 16(A) REPORTS

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and any persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on the fact that the Company has not received any such filings, the Company believes that, during the period covered by this report, none of the filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with. The Company intends to implement a program to enhance compliance by directors and officers with future 16(a) reporting obligations, which will be under the supervision of the Company's Vice President, Accounting.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table discloses, for the fiscal years ended December 31, 1996, 1995 and 1994, individual compensation information relating to the Company's Chief Executive Officers serving during the period. No other executive officers earned more than $100,000.


                           Summary Compensation Table

==================================================================================================================================
                                                  Annual Compensation                     Long-Term Compensation
                                                  -------------------               -----------------------------------
                                                                                         Awards              Payouts
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        All Other
Name and                                                              Other                   Securities                Compen-
Principal                                                             Annual      Restricted  Underlying                sation ($)
Position of                     Fiscal                                Compen-     Stock       Options/       LTIP
Executive                       Year or           Salary     Bonus    sation      Awards      SARS           Payouts
Officer                         Transition         ($)        ($)     ($)         ($)         (#)            ($)
                                Period
                                Ending
----------------------------------------------------------------------------------------------------------------------------------

Howard B. (1) Frantom, Past     Dec 31,
Chief Operating Officer of      1996              138,306     nil      nil        nil          nil           nil        nil
the Registrant, Past
President of PIL, Past         Dec. 31,
Chief Executive Officer of     1995               115,200     nil      nil        nil           nil           nil        nil
the Registrant, Director of
the Registrant                 March 31,
                               1995               120,000     nil      nil        nil           nil           nil        nil

                                March 31,
                                1994              120,000     nil      nil        nil           nil           nil        nil

                                March 31,
                                1993              120,000     nil      nil        nil           nil           nil        nil

Douglas C. MacLellan,           Dec 31,
President and CEO of the        1996              168,000     nil      30,000     nil           200,000       nil        nil
Registrant (2)
                                Dec 31,
                                1995              28,000      nil      nil        nil           nil           nil        nil
==================================================================================================================================

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

     No pension plans or retirement benefit plans have been instituted by the Company and none are proposed at this time. Accordingly, there is no Pension Plan Table set out in this Annual Report.

     The Company currently has a Compensation Committee comprised of Messrs. Hay, Leahy and Stephens. The directors of the Company and its Compensation Committee do not have any specific policies for determining compensation of executive officers. Rather, the Company has historically determined executive compensation based on salaries paid to comparable executives in similar companies. The Compensation Committee met once in the fiscal year ended December 31, 1996 to consider and recommend stock option grants to Messrs. Leahy and MacLellan. It is expected that the Company's Compensation Committee will meet in Fiscal 1997 to formulate more detailed policies with respect to officer compensation.

     Although the Company has no contractual bonus arrangements, bonuses are granted at the discretion of management.

     On June 19, 1992, PCBX Systems entered into an employment agreement (the "Employment Agreement") with Howard B. Frantom, whereby he was to be employed as its President and Chief Executive Officer for a term of five years. In addition to his salary, Mr. Frantom received 250,000 "Performance Shares" of the Registrant for $.01 per share (which were subsequently canceled), and stock options to purchase 250,000 additional shares of the Registrant at C$1.25 per share. In April, 1994 the terms of the Agreement were incorporated into a new Agreement whereby Mr. Frantom became employed by PIL, a subsidiary of the Company. The term of employment was extended to 1999. Effective July 26, 1996, Mr. Frantom's employment agreement was terminated by mutual agreement, although Mr. Frantom continued to be employed by the Registrant and received a salary until November 1996.

     In January, 1997, the Registrant entered into an employment agreement with Douglas C. MacLellan , whereby he is to be employed as its President and Chief Executive Officer on a month to month basis, and, subject to the approval of the Vancouver Stock Exchange, shall be paid a base salary of $192,000 per annum plus reimbursement of expenses. Additionally, in the event it is permissible to do so without receiving approval of the Vancouver Stock Exchange, Mr. MacLellan is to be paid compensation equivalent to four month's salary in the event that his employment is terminated by the Company. In November 1995, the Registrant had entered into a verbal employment agreement with Mr. MacLellan whereby he was employed under similar terms to those in the January, 1997 agreement except that the base salary to be paid was $168,000 per annum and there was no provision for additional compensation upon termination.


GRANTS OF STOCK OPTIONS

     The following table provides the specified information concerning grants of options to purchase the Company's Common Stock made during the fiscal year ended December 31, 1996 to the persons named in the Summary Compensation Table.

-------------------------------------------------------------------------------------------------
                INDIVIDUAL GRANTS                                   POTENTIAL REALIZABLE VALUE
                                                                    AT ASSUMED ANNUAL RATES OF
                                                                     STOCK PRICE APPRECIATION
                                                                         FOR OPTION TERM
-------------------------------------------------------------------------------------------------
            Number of       Percent of
Name        securities        total       Exercise     Expiration    5% ($)       10% ($)
            underlying      options/       or base        date
            Options/SARs      SARs        price ($/
            granted (#)     granted to       Sh)
                            employees
                            in fiscal
                              year
----------------------------------------------------------------------------------------------
Douglas    200,000          23.00          2.68        12/30/01    $116,000      $286,000
MacLellan
----------------------------------------------------------------------------------------------

(1) Stock options exercisable into 852,899 shares of the Company's common stock were granted to certain directors, senior officers, and employees of the Company during the fiscal year ended December 31, 1996.

(2) Pursuant to the policies of the Vancouver Stock Exchange, incentive stock options were granted at the average market price per share of the Company's common stock for the ten trading days prior to the date of issuance.

(3) The dollar amounts under the potential realizable values columns use the 5% and 10% rates of appreciation permitted by the SEC, and are not intended to forecast actual future appreciation in the stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company's common stock. There can be no assurance that the amounts reflected in this table will be achieved. The assumed rates are compounded annually to the full five-year term of the options.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES TABLE

     The following table shows information regarding the exercise of stock options during the 1996 by the named executive officers and the number and value of any unexercised stock options held by them as of December 31, 1996:

--------------------------------------------------------------------------------------
                                              Number of
                                             securities        Value of
                                              underlying    unexercised in-
                                             unexercised       the- money
                                            options/SARs     options/SARs at
                                           fiscal year end   fiscal year end
                                                (#)              ($)
                                           -------------------------------------------
Name
                      Shares      Value     Exercisable/    Exercisable/
                    acquired on  Realized   unexercisable   unexercisable
                    exercise (#)   ($)
(a)
                        (b)        (c)            (d)            (e)
---------------------------------------------------------------------------------------
Howard Frantom          0           0          250,000/0      $692,500(1)
---------------------------------------------------------------------------------------
Douglas MacLellan       0           0          200,000/0      $204,000(1)
---------------------------------------------------------------------------------------

        (1) The value of the options is calculated based upon the market price of the Company's Common Stock as of December 31, 1995 of $3.70 (C$5.00) per share, as reported by the Vancouver Stock Exchange.


DIRECTORS FEES

          The Company does not pay independent directors who attend a regularly scheduled or special meeting of its Board of Directors. None of the directors of the Company were compensated by the Company or its subsidiaries during the most recently completed financial year for their services in their capacity as directors. Messrs. Hay and Stephens were each paid consulting fees of $2,500 per month for their services as consultants or experts independent of their attendance at meetings of the Company's Board of Directors. Furthermore, Mr. Leahy owns 50% of Mustang Management Ltd., which received approximately $35,000 for management and administrative services during 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          For the fiscal year ended December 31, 1996, Messrs. Hay, Leahy and Stephens, all of whom are also directors of the Company, were the members of the Company's compensation committee. Mr. Leahy is also the Secretary of the Company.

          During the fiscal year ended December 31, 1996, Mr. Leahy was granted 90,000 incentive stock options at an exercise price of $2.68 and expiring December 30, 2001. Mr. Leahy abstained from voting on the approval of such options to himself.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth, as of January 31, 1997, information with respect to the securities holdings of all persons which the Registrant has reason to believe may be deemed the beneficial owners of more than 5% of the Registrant's outstanding Common Stock. The following table indicates the beneficial ownership of such individuals numerically calculated based upon the total number of shares of Common Stock outstanding. Also set forth in the table is the beneficial ownership of all shares of the Registrant's outstanding stock, as of such date, of all directors and named executive officers, individually, and all directors and executive officers as a group.

Name and Address of           Amount and Nature         % of
Beneficial Owner           of Beneficial Ownership    Ownership
-----------------          -----------------------    ---------

R. Keith Alexander                90,100 (1)              *
North Bolero Bend
Rio Verde, AZ 85263

Robert G. Flitton                 45,000 (2)              *
1 St. Andres Ct.
Pueblo, CO  81001

Howard Frantom                   285,297 (3)             2.1%
31112 Allview Drive
Running Springs, CA  92382

Keith A.J. Hay                    90,000 (4)              *
7 Briggs Avenue
Nepean, ON K2E 6W2

Stephen Leahy                    107,100 (5)              *
1055 W. Hastings St., Ste. 1010
Vancouver, BC V6E 2E9

Douglas C. MacLellan             208,000 (6)             1.6%
224 Redlands St.
Playa del Rey, CA  90293

Morris J. Magid                1,046,028 (7)             8.0%
1054 N. Selby Avenue
Los Angeles, CA  90024

Michael Marcus                   963,160 (8)             7.3%
300 South 4th. Street
Suite 1100


Las Vegas, NV  89101

Stephen O. Stephens                90,000 (9)              *
700 East Ninth St., Suite 11-L
Little Rock, AR 72202

All Directors and Executive     2,233,025 (10)           15.6%
Officers as a group (11 persons)

_______________________

     (1) Includes options to purchase 90,000 shares of common stock of the Registrant, which are exercisable within sixty days.

     (2) Includes options to purchase 33,750 shares of common stock of the Registrant, which are exercisable within sixty days.

     (3) Includes options to purchase 250,000 shares of common stock of the Registrant, which are exercisable within sixty days.

     (4) Comprised of options to purchase 90,000 shares of common stock of the Registrant, which are exercisable within sixty days.

     (5) Includes options to purchase 90,000 shares of common stock of the Registrant, which are exercisable within sixty days.

     (6) Includes options to purchase 200,000 shares of common stock of the Registrant, which are exercisable within sixty days.

     (7) Includes 384,928 shares held by 380144 B.C. Ltd., a British Columbia corporation owned 60% by Morris Magid and 40% by Marvin Magid. Morris and Marvin Magid are brothers. Includes options to purchase 67,433 shares of common stock of the Registrant, which are exercisable within sixty days.

     (8) Includes options to purchase 45,000 shares of common stock of the Registrant, which are exercisable within sixty days. Includes warrants to purchase 459,080 shares of common stock of the Registrant purchased in private placement transactions.

     (9) Comprised of options to purchase 90,000 shares of common stock of the Registrant, which are exercisable within sixty days.

     (10) Includes options or warrants to purchase 1,181,183 shares of common stock of the Company, which are exercisable within sixty days.

     *    Less than 1%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     1.   MAC Transaction
          ---------------

          Douglas C. MacLellan owns  500,000 shares of MAC.  See "Item 1:
Business; Business of PortaCom Wireless, Inc.; Metromedia Asia Corporation."

     2.   Acquisition of PWC
          ------------------

          Pursuant to an agreement dated November 3, 1995 (the "PWC Agreement"), the Registrant agreed to acquire PortaCom Wireless Communications, Inc., a Delaware corporation, in exchange for shares of the Registrant's common stock. Of the shareholders of PWC, Douglas C. MacLellan, the President and a director of the Registrant, was to receive 682,000 shares, Stephen O. Stephens, a director of the Registrant , was to receive 136,400 shares, J. Michael Christianson, the former Chief Financial Officer of the Registrant, was to receive 341,000, and PJL Communications, Inc., was to receive 409,200 shares. On July 18, 1996, the Registrant terminated the acquisition of PWC as it had not yet received regulatory approval. The Registrant has determined, however, that it will issue shares of its common stock to Messrs. MacLellan and Stephens and to PJL, in the same amounts as previously provided in the PWC Agreement, in the event it is permissible to do so without receiving approval of the Vancouver Stock Exchange.

     3.   PortaCom International, Ltd.
          ---------------------------

          Asia Telecom, Inc., which owns 10% of TAI, is owned 100% by Howard Frantom's spouse, Vera Frantom.

     4.   Funds Advanced and Repaid
          -------------------------

          On or about February 24, 1993, the Registrant repaid advances to Morris Magid ($384,000) and Marvin Magid ($57,000), brothers of Robert Magid. During 1993, the Registrant also used part of the net proceeds from the public offering to repay a loan from Robert Alexander ($30,000 (Cdn)). Such advances and loans were made to provide working capital to the Company until additional equity capital was obtained. On or about July 28, Morris Magid provided a $300,000 line of credit available to the Company for a sixty day period to be used as a bridge loan until a private placement of Common Stock could be completed. As of March 31, 1995, $140,000 remained outstanding under this line of credit. On July 21, 1995, at Mr. Magid's request, the Company applied the amount due, plus interest of approximately $10,000, towards the payment due to the Company by Mr. Magid pursuant to the exercise of 168,000 options at C$1.25 per share. In January 1994, a company controlled by Mr. Magid pledged 1,128,415 shares of common stock to guarantee a loan for the benefit of the Company. In connection with such advances and loans, the Company agreed, subject to regulatory approval, to issue a total of 42,757 bonus shares to Mr. Magid. As of the date of this report, regulatory approval for the issuance of 42,757 shares had been received and the Company had issued the shares.

     5. Compensatory shares pursuant to cancellation of performance shares
        ------------------------------------------------------------------

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

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following Exhibits are filed as part of this Report:


Exhibit   Description
  No.
3.1      Certificate of Incorporation of the Registrant /(1)/

3.2      Amendment to Certificate of Incorporation dated May 1, 1990/(2)/

3.3      Amendment to Certificate of Incorporation dated September 10, 1991/
         (3)/

3.4      Amendment to Certificate of Incorporation dated November 1, 1994/(4)/

3.5      Amendment to Certificate of Incorporation dated December 5, 1995/(5)/

3.6      Amended and Restated Certificate of Incorporation dated December 10,
         1996*

3.7      By-Laws of the Registrant *

4.1      Specimen Stock Certificate *

4.2      Form of Escrow Agreement dated September 30, 1991 /(6)/

4.3      Form of Escrow Agreement dated June 30, 1992 /(7)/

10.1     Employment Agreement between PIL and Howard B. Frantom /(8)/

10.2 Acquisition Agreement and Plan of Reorganization between the Registrant and Asian American Telecommunications Corporation ("AAT")/(9)/

10.3     Form of First Amendment to Acquisition Agreement and Plan of
         Reorganization between the Registrant and Asian American
         Telecommunications Corporation ("AAT")/(10)/

10.4 Second Amendment to Acquisition Agreement and Plan of Reorganization between the Registrant and Asian American Telecommunications
         Corporation ("AAT")/(11)/

10.5     Participation Agreement between Hoang Ly Huu, Sonny Luu, CMC
         International, Inc., Asia Telecom, Inc., and the Registrant /(12)/

10.6     Stock Purchase Agreement between the Registrant, PortaCom
         International, Ltd., and Asia Telecom, Inc., Franklin A. Vincent, Jr., and Donald E. Thompson and Victoria L. Thompson /(13)/

10.7 Form of Agreement For Cancellation of Stock Purchase Agreement between the Registrant, PortaCom International, Ltd., and Asia Telecom, Inc.,
         Franklin A. Vincent, Jr., and Donald E. Thompson and Victoria L.
         Thompson /(14)/

10.8 Agreement For Cancellation of Performance Shares between the Registrant and Morris J. Magid, Robert B. Alexander, and Howard B. Frantom /(15)/

10.9     Form of Stock Purchase Agreement between the Registrant and Stephen O.
         Stephens, Douglas C. MacLellan, J. Michael Christiansen, PJL
         Communications, Inc., and PortaCom Wireless Communications, Inc./(16)/

10.10    Separation and Consulting Agreement between the Registrant and Francis
         T. Phalen /(17)/

10.11    Letter of Agreement Regarding Employment between the Registrant and
         Scott A. Mednick /(18)/

10.12    Restructuring and Settlement Agreement between the Registrant and Scott
         A. Mednick and Associates, Inc. (dba The Mednick Group)/(19)/

10.13    Amendment to Restructuring and Settlement Agreement between the
         Registrant and Scott A. Mednick and Associates, Inc. (dba The Mednick
         Group)/(20)/

10.14    Restructuring and Settlement Agreement between the Registrant and Scott
         A. Mednick /(21)/

10.15    Amendment to Restructuring and Settlement Agreement between the
         Registrant and Scott A. Mednick /(22)/

10.16    Engagement Letter between the Registrant and Rozel International
         Holdings Ltd./(23)/

10.17    Stock Option Agreement between the Registrant and Keith A.J. Hay /(24)/

10.18    Stock Option Agreement between the Registrant and Robert Flitton /(25)/

10.19    Stock Option Agreement between the Registrant and Stephen O. Stephens
         /(26)/

10.20 Agreement between the Registrant and Howard B. Frantom acknowledging cancellation of Employment Agreement/(27)/

10.21 Agreement between the Registrant, PIL, and certain shareholders of TAI to cancel the Stock Purchase Agreement dated as of October 31, 1995/(28)/

10.22    Form of Second Amendment to Acquisition Agreement and Plan of
         Reorganization between the Registrant and Asian American
         Telecommunications Corporation./(29)/

10.23    Form of Termination Agreement between the Registrant and Asian American
         Telecommunications Corporation/(30)/

10.24    Form of Employment Agreement between the Registrant and Douglas C.
         MacLellan *

10.25    Form of Employment Agreement between the Registrant and Michael A.
         Richard *

10.26    Joint Venture Agreement for the Establishment of a Joint Venture
         Enterprise for a CDMA Based Telecommunications System in the Kingdom of
         Cambodia *

10.27    License for the Provision and Operation of a CDMA Based
         Telecommunications System Within the Kingdom of Cambodia *

10.28    Stock Option Agreement between the Registrant and R. Keith Alexander *

10.29    Stock Option Agreement between the Registrant and Douglas C. MacLellan
         *

10.30    Stock Option Agreement between the Registrant and Stephen M. Leahy *

10.31 Employment Agreement between the Registrant and Thomas P. Scichili. A verbal agreement was entered into between the Registrant and Thomas P.
         Scichili whereby the Registrant agreed to pay Mr. Scichili a salary of up to $8,000 per month on a month-to-month basis, plus reimbursement of reasonable expenses, terminable mutually at will, to serve as the Registrant's Vice President-General Counsel.

10.32 Employment Agreement between the Registrant and Paul Robert Carr. A verbal agreement was entered into in March 1997 between the Registrant and Paul Robert Carr whereby the Registrant agreed to pay Mr. Carr a salary of $6,000 per month on a month-to-month basis, plus reimbursement of reasonable expenses, terminable mutually at will, to serve as the Registrant's Vice President-Asia Pacific.

10.33 Employment Agreement between the Registrant and Thomas P. Madden. A verbal agreement was entered into in March 1997 between the Registrant and Thomas P. Madden whereby the Registrant agreed to pay Mr. Madden a salary of $6,000 per month on a month-to-month basis, plus reimbursement of reasonable expenses, terminable mutually at will, to serve as the Registrant's Vice President-Investor Relations.

   21    Subsidiaries of the Registrant*

   27    Financial Data Schedule*

     * Filed herewith

(1)Incorporated by reference to Exhibit 3.1 to Form 10-SB filed with the Securities and Exchange Commission on January 18, 1994 (the "Form 10-SB").

(2)Incorporated by reference to Exhibit 3.3 to Amendment #1 to Form 10-SB filed with the Securities and Exchange Commission on September 8, 1994 (the "Amendment #1 to Form 10-SB").

(3)Incorporated by reference to Exhibit 3.4 to Amendment #1 to Form 10-
   SB.
(4)Incorporated by reference to Exhibit 3.4 to Form 10-KSB for the fiscal year ended March 31, 1995.
(5)Incorporated by reference to Exhibit 3.5 to Form 10-KSB for the fiscal year ended March 31, 1995.

(6)Incorporated by reference to Exhibit 4.5 to Form 10-SB.
(7)Incorporated by reference to Exhibit 4.6 to Form 10-SB.
(8)Incorporated by reference to Exhibit 10.3 to Amendment #1 to Form
   10-SB.
(9)Incorporated by reference to Exhibit 10.2 to Form 10-KSB for the fiscal year ended March 31, 1995.
(10)Incorporated by reference to Exhibit 10.3 to Form 10-KSB for the fiscal year ended March 31, 1995.
(11)Incorporated by reference to Exhibit 10.4 to Form 10-KSB for the fiscal year ended March 31, 1995.
(12)Incorporated by reference to Exhibit 10.5 to Form 10-KSB for the fiscal year ended March 31, 1995.
(13)Incorporated by reference to Exhibit 10.6 to Form 10-KSB for the fiscal year ended March 31, 1995.
(14)Incorporated by reference to Exhibit 10.7 to Form 10-KSB for the fiscal year ended March 31, 1995.
(15)Incorporated by reference to Exhibit 10.8 to Form 10-KSB for the fiscal year ended March 31, 1995.
(16)Incorporated by reference to Exhibit 10.9 to Form 10-KSB for the fiscal year ended March 31, 1995.
(17)Incorporated by reference to Exhibit 10.10 to Form 10-KSB for the fiscal year ended March 31, 1995.
(18)Incorporated by reference to Exhibit 10.11 to Form 10-KSB for the fiscal year ended March 31, 1995.
(19)Incorporated by reference to Exhibit 10.12 to Form 10-KSB for the fiscal year ended March 31, 1995.
(20)Incorporated by reference to Exhibit 10.13 to Form 10-KSB for the fiscal year ended March 31, 1995.
(21)Incorporated by reference to Exhibit 10.14 to Form 10-KSB for the fiscal year ended March 31, 1995.
(22)Incorporated by reference to Exhibit 10.15 to Form 10-KSB for the fiscal year ended March 31, 1995.
(23)Incorporated by reference to Exhibit 10.16 to Form 10-KSB for the fiscal year ended March 31, 1995.
(24)Incorporated by reference to Exhibit 10.17 to Form 10-KSB for the fiscal year ended March 31, 1995.
(25)Incorporated by reference to Exhibit 10.18 to Form 10-KSB for the fiscal year ended March 31, 1995.
(26)Incorporated by reference to Exhibit 10.19 to Form 10-KSB for the fiscal year ended March 31, 1995.
(27)Incorporated by reference to Exhibit 10.20 to Form 10-KSB for the fiscal year ended March 31, 1995.
(28)Incorporated by reference to Exhibit 10.21 to Form 10-KSB for the fiscal year ended March 31, 1995.
(29)Incorporated by reference to Exhibit 10.01 to Form 10-QSB for the quarter and nine months ended September 30, 1996.

(30)Incorporated by reference to Exhibit 10.02 to Form 10-QSB for the quarter and nine months ended September 30, 1996.


     (b)  Reports on Form 8-K:

          The following reports on Form 8-K were filed during the last quarter of the period covered by this Report:

     Date of Report  Subject Matter
     --------------  --------------
     5/21/96         $20 million private placement of special warrants
     9/20/96         Change of name
     9/20/96         Change of fiscal year end
     9/20/96         Unaudited financial statements for the nine months ended
                     September 30, 1996
     10/22/96        Unaudited financial statements for the nine months ended
                     September 30, 1996
     10/24/96        Unaudited financial statements for the nine months ended
                     September 30, 1996, as corrected

                                   SIGNATURES

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the fiscal year ended December 31, 1996 to be signed on its behalf by the undersigned, thereunto duly authorized, in Playa del Rey, California, on March 27, 1997.

                                     PORTACOM WIRELESS, INC.

                                     By:    /s/ Douglas C. MacLellan
                                           -------------------------------------
                                           Douglas C. MacLellan
                                           President and Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K for the fiscal year ended December 31, 1996 has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                              Date
---------                     -----                              ----


/s/ Douglas C. MacLellan      Director, President and         March 27, 1997
---------------------------   Chief Executive Officer
Douglas C. MacLellan


/s/ Michael A. Richard        Vice President, Accounting      March 26, 1997
---------------------------   (principal financial officer)
Michael A. Richard


/s/ R. Keith Alexander        Director                        March 26, 1997
---------------------------
R. Keith Alexander


                              Director                        March   , 1997
---------------------------                                         --
Robert G. Flitton


                              Director                        March   , 1997
---------------------------                                         --
Howard B. Frantom


/s/ Keith A.J. Hay            Director                        March 26, 1997
---------------------------
Keith A.J. Hay

/s/ Stephen M. Leahy
---------------------------   Secretary and Director         March 26, 1997
Stephen M. Leahy



/s/ Stephen O. Stephens
---------------------------   Director                        March 26, 1997
Stephen O. Stephens