Form 10-Q
period 1997-03-31
PORTACOM WIRELESS INC/
filed 1997-05-20
CIK 907166

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

     (MARK ONE)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997 OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _________ TO ______

                                    0-23228
                             (COMMISSION FILE NO.)

                            PORTACOM WIRELESS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                33-0650673
  (STATE OR OTHER JURISDICTION OF        (IRS EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

                      8055 W. MANCHESTER AVENUE, SUITE 730
                        PLAYA DEL REY, CALIFORNIA 90293
                    (Address of principal executive offices)
                 REGISTRANT'S TELEPHONE NUMBER: (310) 448-4140

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.

                             1.YES [X]      NO
                                              ---
                             2.YES [X]      NO
                                              ---

AS OF APRIL 30, 1997, THERE WERE 13,444,191 SHARES OF COMMON STOCK ISSUED AND OUTSTANDING.

                                     INDEX


PART I.  FINANCIAL INFORMATION                                                   PAGE
                                                                                  NO.
          ITEM 1.      Statement Regarding Financial Information                    i

                       Condensed Consolidated Balance Sheet at
                       March 31, 1997 (Unaudited) and
                       December 31, 1996 (Derived from audited
                       financial statements)                                        1

                       Condensed Consolidated Statements of Operations
                       for the three months ended March 31,
                       1997 and 1996 (Unaudited)                                    2

                       Condensed Consolidated Statements of Cash Flows
                       for the three months ended March 31,
                       1997 and 1996 (Unaudited)                                    3

                       Notes to Condensed Consolidated Financial
                       Statements (Unaudited)                                       4

          ITEM 2.      Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                         11


PART II.               OTHER INFORMATION

          ITEM 1.      Legal Proceedings                                           19

          ITEM 2.      Changes in Securities                                       19

          ITEM 3.      Defaults Upon Senior Securities                             19

          ITEM 4.      Submission of Matters to a Vote of Security Holders         19

          ITEM 5.      Other Information                                           19

          ITEM 6.      Exhibits and Reports on Form 8-K                            20

                    PORTACOM WIRELESS, INC. AND SUBSIDIARIES
                          QUARTER ENDED MARCH 31, 1997

                         PART I. FINANCIAL INFORMATION

The financial statements included herein have been prepared by PortaCom Wireless, Inc. (formerly known as "Extreme Technologies, Inc." and defined herein in the alternative as the "Company" or the "Registrant"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As contemplated by the SEC under Rule 10-01 of Regulation S-X (as amended by Regulation S-B), the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Except where otherwise specified, all dollar amounts referenced in this document are denominated in United States dollars. It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996 as filed with the SEC (file number 0-23228).

PORTACOM WIRELESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and expressed in U.S. dollars)

March 31, 1997 and December 31, 1996
----------------------------------------------------------------------------------------------------------
==========================================================================================================
                                                                    MARCH 31, 1997       DECEMBER 31, 1996
----------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
    Cash and cash equivalents                                         $     61,449             $   114,275
----------------------------------------------------------------------------------------------------------
          Total current assets                                              61,449                 114,275


 Equipment, net                                                             18,869                  12,427

 Refundable deposits                                                       200,000                   ---
 Other assets (note 3)                                                      99,500                   ---
 Investments (note 3)                                                    8,000,000               8,099,500
----------------------------------------------------------------------------------------------------------
                                                                      $  8,379,818             $ 8,226,202
==========================================================================================================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:

    Accounts payable and accrued liabilities                          $    897,459             $   650,133

    Convertible promissory notes payable (note 4)                            ---                   150,000

    Notes payable                                                          186,585                   ---
----------------------------------------------------------------------------------------------------------
          Total current liabilities                                      1,084,044                 800,133

Shareholders' equity (deficiency):

  Share capital (note 5)

    Issued:
          Common stock (March 31, 1997 -  13,615,261;
                       December 31, 1996 -  13,118,181)                     13,615                  13,118

        Other paid-in capital                                           18,396,862              17,193,178

    Accumulated deficit                                                (11,114,703)             (9,780,227)
==========================================================================================================
                                                                      $  8,379,818             $ 8,226,202
==========================================================================================================

On behalf of the Board:

/s/  Stephen Leahy      Director     /s/  Douglas MacLellan             Director
----------------------               -------------------------

See accompanying notes to condensed consolidated financial statements.    Page 1

PORTACOM WIRELESS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and expressed in U.S. dollars)

Three month periods ended March 31, 1997 and 1996
--------------------------------------------------------------------------------------------
                                                         MARCH 31, 1997       MARCH 31, 1996
--------------------------------------------------------------------------------------------
INCOME
  Sales, net                                                $        --          $        --

  Other income                                                       --                   --
============================================================================================
                                                                     --                   --

OPERATING EXPENSES:

   Consulting fees                                              313,107              264,137

   Depreciation and amortization                                    186                   --

   General and administrative                                   130,428               41,031

   Interest, bank charges and financing charges                 170,081                  190

   Legal and accounting                                         292,196               43,764

   Management fees                                               30,164                5,129

   Rent                                                          20,888               14,426

   Research and development                                         ---                  ---

   Travel and entertainment                                     238,964               86,551

   Wages and benefits                                           138,463               79,716
============================================================================================
                                                            $ 1,334,477              534,944
--------------------------------------------------------------------------------------------
Income (loss) before extraordinary item                      (1,334,477)            (534,944)
--------------------------------------------------------------------------------------------
Gain (loss) on settlement of debt                                   ---              (90,015)
--------------------------------------------------------------------------------------------
Net income (loss) for the period                            $(1,334,477)         $  (624,959)
============================================================================================
Net income (loss) per share (note 2(b))                     $     (0.10)         $     (0.04)
============================================================================================
Weighted average number of common shares outstanding         12,928,555           16,271,108
============================================================================================

See accompanying notes to condensed consolidated financial statements.    Page 2

PORTACOM WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and expressed in U.S. dollars)

Three months ended March 31, 1997 and 1996
-------------------------------------------------------------------------------------------------

                                                                 MARCH 31, 1997    MARCH 31, 1996
-------------------------------------------------------------------------------------------------
OPERATIONS:
     Net loss for the period                                        $(1,291,092)        $(624,958)

     Depreciation and amortization                                          186               ---

     Net changes in working capital relating to operations:                 ---

          Accounts receivable                                               ---            (6,470)

          Notes receivable                                                  ---           (75,430)

          Accounts payable                                              203,941           129,406
-------------------------------------------------------------------------------------------------
Net cash generated (used) by operating activities                    (1,086,965)         (577,452)


FINANCING:

     Issue of and subscription for common shares                      1,204,180           135,785

     Convertible promissory notes payable                              (150,000)          780,000

     Notes payable                                                      186,585            60,000
-------------------------------------------------------------------------------------------------
Net cash generated by financing activities                            1,240,766           975,785


 INVESTING:

    Acquisition of equipment, net                                        (6,628)           (6,708)

    Other assets                                                       (200,000)              ---
-------------------------------------------------------------------------------------------------
Net cash generated (used) by investing activities                      (206,628)           (6,708)
-------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (52,826)          391,625

Cash and cash equivalents, beginning of period                          114,275           165,665
-------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $    61,449         $ 557,290
=================================================================================================

See accompanying notes to condensed consolidated financial statements.    Page 3

PORTACOM WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and expressed in U.S. dollars)

Three months ended March 31, 1997
--------------------------------------------------------------------------------

1.   MANAGEMENT OPINION:

     The condensed consolidated financial statements include the accounts of PortaCom Wireless, Inc. (the "Company") and its wholly-owned and majority-owned subsidiaries from the dates of acquisition or formation. All material intercompany balances and intercompany transactions have been eliminated.

     In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 1997.

2.   SIGNIFICANT ACCOUNTING POLICIES:

 (a) Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and to the reported amounts of revenues and expenses during the reporting period. With respect to the Company's operations, these estimates primarily relate to the underlying value of investments which will only be determinable based on future events. Management has applied its judgment to the information available to the date of the issuance of these condensed consolidated financial statements in making such judgment. Actual results could differ from estimates made in preparing these condensed consolidated financial statements.

 (b) Loss per share:

     Loss per share is computed based on the weighted average number of shares outstanding during the period which number of shares excludes escrowed shares that are contingently returnable to the Company's treasury. Fully diluted net loss per share has not been presented as the effect is either not materially dilutive or is anti-dilutive.

3.   INVESTMENTS AND OTHER ASSETS:

     On May 28, 1996, the Company announced that it had entered into a contract to acquire all of the outstanding shares of Asian American Telecommunications Corporation ("AAT"), an unrelated Los Angeles-based telecommunications services developer. By an agreement made as of September 11, 1996, AAT and the Company agreed to terminate all rights and obligations of either party under the proposed business combination. As consideration for this termination, AAT issued to the Company 2,000,000 restricted common shares, and issued to the Company warrants to acquire 4,000,000 common shares of AAT for a period of three years at a price of $4.00 per share. The Company paid no cash consideration for the shares or warrants. The Company's investment is recorded at the estimated fair value of the assets received in excess of the consideration payable to exercise the warrants. This fair value was established by reference to capital stock issuances made by AAT for cash consideration. In addition, AAT paid the Company non-refundable cash consideration of $1,000,000 as part of this termination agreement.

PORTACOM WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and expressed in U.S. dollars)

Three months ended March 31, 1997
--------------------------------------------------------------------------------
      The 2,000,000 common shares have been pledged by the Company to AAT until January 1, 1999 pursuant to the Company's indemnification obligations under the termination agreement. These indemnification obligations provide that the Company grants to AAT a lien on the common shares against any costs or losses arising to AAT, or specified related parties, arising from certain claims or potential claims related to the original proposed acquisition or the termination agreement. At the date of these consolidated financial statements, no claims under this indemnification agreement have arisen.

      On December 23, 1996, AAT entered into a business combination agreement with MAC. In connection with the Agreement, MAC offered to exchange all outstanding shares of AAT capital stock and all warrants to purchase shares of AAT capital stock for shares and warrants of MAC. In the current period, the Company agreed to exchange these shares and warrants of AAT for equivalent shares and warrants of MAC immediately following the consummation of the exchange offer.

      On December 26, 1996, the Company acquired an 86% interest in American Cambodian Telecom Ltd. ("ACT"), a newly formed Cambodian limited liability company under the consent of the Ministry of Posts and Telecommunications in Cambodia. ACT had been inactive to December 31, 1996.

      Under the Joint Venture agreement, the Company was required to contribute capital to ACT of at least 50 million Cambodian Riel (approximately $20,000). In addition, the Company was required to provide a refundable deposit of $200,000 within 45 business days of December 31, 1996. As of the date of this report, the required capital had been contributed and the refundable deposit had been made.

      The Company reviews the underlying value of all investments on an ongoing basis and provides for declines in value that are other than temporary as they are identified. Any impairments are charged to earnings and a new cost basis for the security is established. At March 31, 1997, no such impairments have been identified in the investments in MAC or ACT.

PORTACOM WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and expressed in U.S. dollars)

Three months ended March 31, 1997
--------------------------------------------------------------------------------
4.    CONVERTIBLE PROMISSORY NOTES PAYABLE:

      Between December 19, 1995 and December 11, 1996, the Company arranged, subject to regulatory approval, private placements of convertible promissory notes having an aggregate principal amount of $2,417,000. Of this amount $1,817,000 was received subsequent to, and $600,000 was received prior to, December 31, 1995. The promissory notes were due and payable after two years which ranged to December 1998, or after six months upon demand of the holder, and bore interest at 10% per annum, with interest payable upon maturity or conversion. The promissory notes were convertible into shares of common stock of the Company at conversion prices ranging from $1.49 to $3.25 per share. Pursuant to the debt subscription agreements, the Company also agreed to issue to the investors non-transferable warrants to purchase an aggregate of up to 461,203 shares of common stock of the Company for a period of two years at a price equal to the conversion price of the notes. The conversion and warrant exercise prices were based on the market price of the Company's common shares at the date of their offering. On December 16, 1996, regulatory approval was received for the issuance of convertible promissory notes aggregating $2,417,000 and 461,203 warrants which were then issued by the Company. As of December 31, 1996, convertible notes aggregating $2,267,000 were converted to common stock. As of March 31, 1997, the remaining convertible notes aggregating $150,000 had also been converted to common stock. As of March 31, 1997 accrued interest on the convertible promissory notes aggregating approximately $180,000 was payable by the Company. In addition, the Company has agreed to issue, subject to the removal of the Company from the jurisdiction of both the Vancouver Stock Exchange and the British Columbia Securities Commission, 115,296 "bonus" warrants to purchase shares of the Company's common stock, exercisable at $2.70, expiring between December 31, 1999 and February 14, 2000.

5.    SHARE CAPITAL:

            (a)      Authorized:

                     100,000,000 shares of common stock with a par value of
                       $0.001 per share; 5,000,000 shares of preferred stock with a par value of $0.001 per share

PORTACOM WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and expressed in U.S. dollars)


Three months ended March 31, 1997
--------------------------------------------------------------------------------

             (b)      Issued common stock:

=============================================================================================================
                                                          Number of       Per share      Total consideration
                                                             shares     consideration

-------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                               13,064,506                               $17,098,946

Issued and to be issued for cash on private placement       190,388          3.035                    577,750

Issued as consideration for loans (g)                        42,757          3.960                    169,302

Issued as consideration for conversion of                                                             150,000
 convertible promissory notes payable                        55,862          2.690

Issued for cash on exercise of warrants                     208,073          1.476                    307,129
-------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997                                  13,561,586                               $18,303,127

To be issued on settlement of debt (f)                       53,675          2.000                    107,350
-------------------------------------------------------------------------------------------------------------
Balance issued and to be issued                          13,615,261                               $18,410,477
=============================================================================================================

             (c)      Stock options:

                      As at December 31, 1996, the Company had common shares of the Company reserved for issuance on exercise of incentive stock options to 2002. Option changes for the period January 1, 1997 to March 31, 1997 were as follows:

=============================================================================================================
Outstanding and exercisable as at December 31, 1996                                                 1,136,183
-------------------------------------------------------------------------------------------------------------
Granted at $3.61 per share                                                                             90,000

Canceled at C$1.25 per share                                                                         (125,000)
-------------------------------------------------------------------------------------------------------------
Outstanding and exercisable as at March 31, 1997                                                    1,101,183

=============================================================================================================

                      Stock options are issued at the average market price per share for the ten trading days prior to the date of issuance. The Company applies APB No. 25 and related Interpretations in accounting for its option grants. Accordingly, no compensation cost has been recognized for options granted.

PORTACOM WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and expressed in U.S. dollars)

Three months ended March 31, 1997
--------------------------------------------------------------------------------
             (d)  Warrants:

                  During the three months ended March 31, 1997, the Company, in connection with a private placement, issued warrants to purchase 72,993 shares of common stock at $2.74 per share if exercised by January 28, 1998 and $3.15 if exercised thereafter to January 28, 1999.

                  In addition, pursuant to a bridge financing completed in 1996, 166,667 share purchase warrants exercisable at $3.30 per share to May 31, 1998 are issuable. The warrants were recorded at their estimated fair value of $250,000 in the year ended December 31, 1996. As of March 31, 1997, none of these warrants have been issued or exercised.

                  During the year ended December 31, 1996, the Company, in connection with private placements of common stock, issued warrants to purchase 97,500 shares of common stock at $1.11 per share if exercised by November 1996 and $1.28 if exercised thereafter to November 1997. Of these warrants, 30,000 were exercised during the three months ended March 31, 1997 and 67,500 remain outstanding. In addition, the Company issued 461,203 warrants attached to convertible promissory notes at prices ranging from $1.49 to $3.25 per share if exercised by dates ranging from December 19, 1997 to May 7, 1998. As of March 31, 1997, 161,073 of these warrants were exercised at $1.49 per share. In addition, the Company has agreed to issue, subject to the removal of the Company from the jurisdiction of both the Vancouver Stock Exchange and the British Columbia Securities Commission, 115,296 "bonus" warrants to purchase shares of the Company's common stock, exercisable at $2.70, expiring between December 31, 1999 and February 14, 2000.

                  During the nine months ended December 31, 1995, the Company, in connection with private placements of common stock, issued warrants to purchase up to 204,878 shares of common stock at prices of between $1.28 and $1.47 per share if exercised by August, 1996 and $1.47 and $1.69 per share if exercised thereafter to August 1997. Of these warrants, 37,878 were exercised during 1996 and 17,000 were exercised during the three months ended March 31, 1997. Of these warrants, 150,000 remain outstanding.

             (e)  Performance shares:

                  Included in the issued and outstanding common stock are 600,000 shares which are subject to an escrow agreement. These shares are releasable from escrow on satisfaction of certain predetermined tests set out by regulatory authorities related to the generation of positive cash flow from operations. Shares not released from escrow by September 9, 2002 will be canceled. Pursuant to the escrow agreement, holders of the shares may exercise all

PORTACOM WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and expressed in U.S. dollars)

Three months ended March 31, 1997
--------------------------------------------------------------------------------
                  voting rights attached thereto except on a resolution to cancel any of the shares, and have waived their rights to receive dividends or to participate in the assets and property of the Company on a winding-up or dissolution of the Company. Upon release of the shares from escrow, compensation expense will be recorded.

                  In October 1995, certain shareholders agreed to surrender their 5,950,000 escrowed shares which were then held under the escrow arrangement. In consideration therefor, the Company agreed to issue 314,762 shares of common stock at a deemed price of $2.00 per share. Although the escrowed shares have been irrevocably canceled by the Company during 1996, the issuance of the 314,762 shares continues to be subject to the removal of the Company from the jurisdiction of both the Vancouver Stock Exchange and the British Columbia Securities Commission.

             (f)  Shares to be issued on settlement of debt:

                  In October, 1995 the Company began to enter into written agreements to settle indebtedness in the aggregate amount of approximately $2,809,000 for cash or share consideration. These agreements were subject to regulatory approval. In May, 1996, the Company received regulatory approval and completed the settlement of $2,513,121 of such debt through the issuance of a total of 1,256,561 shares of common stock. As of March 31, 1997 53,675 shares continue to be reserved for issuance when allowable. As of March 31, 1997, the outstanding accounts payable of the Company's closed subsidiaries accounts for approximately $90,000 of total accounts payable. The Company is continuing to attempt to settle the outstanding debt on terms favorable to the Company, although no assurances about such settlement terms can be given.

             (g)  Shares to be issued for loans:

                  In connection with the issuance of certain short-term debt by the Company in January 1995 and May 1996, the Company has agreed to issue, subject to regulatory approval, 85,590 "bonus" shares of common stock and 166,667 share purchase warrants, exercisable at $3.30, expiring on May 31, 1997. During 1996, regulatory approval was received for the issuance of 25,833 of these shares which were then issued by the Company. During the quarter ended March 31, 1997, regulatory approval was received for the issuance of 42,757 of these shares which were then issued by the Company. Additionally, subject to the removal of the Company from the jurisdiction of both the Vancouver Stock Exchange and the British Columbia Securities

PORTACOM WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and expressed in U.S. dollars)

Three months ended March 31, 1997
--------------------------------------------------------------------------------
                  Commission, the Company has agreed to extend the expiry date of the 166,667 share purchase warrants to May 31, 1998 from May 31, 1997. As of March 31, 1997, the issuance of the remaining 17,757 shares and 166,667 warrants continued to be subject to regulatory approval.

                  In connection with the issuance of certain short term debt by the Company in February, 1997, the Company has agreed to issue, subject to the removal of the Company from the jurisdiction of both the Vancouver Stock Exchange and the British Columbia Securities Commission, 120,000 "bonus" warrants to purchase shares of the Company's common stock, exercisable at $2.75, expiring on February 19, 1999.

                  In connection with the 1996 private placements of convertible promissory notes, the Company has agreed to issue, subject to the removal of the Company from the jurisdiction of both the Vancouver Stock Exchange and the British Columbia Securities Commission, 115,296 "bonus" warrants to purchase shares of the Company's common stock, exercisable at $2.70, expiring between December 31, 1999 and February 14, 2000.

             (h)  List of Directors:

                  R. Keith Alexander, Robert Flitton, Howard Frantom, Keith Hay, Stephen Leahy, Douglas MacLellan, Stephen Stephens.


6.   CONTINGENT LIABILITY:

     During the year ended December 31, 1996, the Company emigrated from Canada. Subject to final determination by the income tax authorities in Canada, management does not believe that any tax liability arose on the emigration, and no income tax liability is currently outstanding in Canada.

     The Company has loss carry forwards in the United States of approximately $9,000,000 expiring to 2011. The potential benefit of these losses of approximately $3,600,000 has been fully offset by a valuation reserve. Accordingly, the accompanying consolidated financial statements reflect no provision for income taxes.


7.   RELATED PARTY TRANSACTIONS:

     Related party transactions not disclosed elsewhere in these condensed consolidated financial statements include $43,385 in accounts payable and accrued liabilities at March 31, 1997 which is owing to related parties. In the period, approximately $65,000 of consulting fees were charged by related parties, while approximately $30,000 of management fees were charged by related parties. The Company has reimbursed expenses incurred by directors and officers on its behalf during the periods presented.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

BACKGROUND

     The Company's corporate objective is to become a leading independent provider of wireless and wireline telecommunications services in selected developing world markets. To achieve this objective, the Company intends to pursue opportunities to build, operate and actively participate in cellular, wireless, paging, PSTN and long-distance networks in order to provide coverage and high-quality service in these markets. The Company's current business is focused on the support and build out of its joint venture in the Kingdom of Cambodia and the active pursuit of similar opportunities in other emerging markets. On May 9, 1997, the Company announced that it had signed, subject to certain conditions including regulatory approval, agreements in principle to acquire a controlling interest in a paging telecommunications venture in the Republic of India. The Company also owns an interest in a telecommunications business based in the Peoples Republic of China.

     The Company was formed as a British Columbia, Canada corporation in 1989. On December 23, 1996, the Company reincorporated from British Columbia to Wyoming pursuant to a procedure known as a "continuance", and on December 24, 1996, the Company merged with its wholly owned Delaware subsidiary and thereby reincorporated into Delaware. The Delaware subsidiary had been formed in 1994 for the purpose of the merger, which had been postponed for business reasons. The Company presently conducts business operations both directly and through one wholly owned U.S. subsidiary, PortaCom International, Ltd. ("PIL"). The Company also has three other wholly owned U.S. subsidiaries which are not presently operating: Extreme Telecom, Inc. ("Telecom"), PCBX Systems, Inc. ("PCBX"), and Extreme Laboratories, Inc., formerly known as Spheric Audio Laboratories, Inc. ("Laboratories").

     Since 1994, both directly and through its PIL subsidiary, the Company has engaged in initial stage efforts to evaluate the feasibility of, and attempt to secure, licensing opportunities and joint venture arrangements for the operation of wireless telephone networks as well as other state-of-the-art mobile radio communication systems and new telephone technologies. Although the establishment and operation of wireless telephone networks and other advanced communications systems will be investigated by the Company wherever strategic opportunities arise, its principal efforts are presently focused (as of the date of this report) upon certain Eastern European and Asian emerging markets, including Cambodia, India, China and Vietnam.

     The Company, in December 1996, entered into a joint venture agreement through which it controls a limited liability company which holds a twenty-five
(25) year renewable license to develop a digital mobile wireless system in the Kingdom of Cambodia. On May 9, 1997, the Company announced that it had signed agreements in principle to acquire a controlling interest in Microwave Communications, Ltd.("MCL"), a paging telecommunications venture in the Republic of India (the "MCL Transactions"). The Company has an interest through a shareholding in Metromedia Asia Corporation ("MAC") in a fixed line basic services license and a cellular service license in the People's Republic of China. The activities of the Company's PIL subsidiary to date have produced no licenses or joint venture opportunities, and management does not believe that revenues will be realized by PIL in 1997.

     The Company formerly pursued a number of ventures in the consumer electronics and customer premise equipment sectors. PCBX developed and marketed a personal computer branch exchange which permitted the operation of a full-featured telephone network control system from a centrally located personal computer. Telecom entered into an agreement with Nitsuko America Corporation ("Nitsuko America") to distribute telecommunications products manufactured by Nitsuko America which were not then being distributed otherwise in the United States. Laboratories developed and marketed a line of audio speakers, as well as a proprietary audio recording and playback technology known as "SphericSound". Because of substantial losses, the associated costs of continued development, the lack of profitability by competitors and the uncertainty of marketing costs associated with commercializing both proprietary technologies and other manufacturers' products, management decided in 1995 to discontinue the development and marketing activities of PCBX, Telecom and Laboratories.

     Funding of the Company's operations since inception has been provided by:
(i) revenues from the sale of PCBX products, and, to a significantly lesser extent, the products of Telecom and Laboratories; (ii) proceeds from the sale of securities undertaken in a series of private placement transactions; (iii) completion of an initial public offering on the Vancouver Stock Exchange during October 1992; and (iv) revenues generated as a result of the receipt of cash and securities of Asian American Telecommunications Corporation, the securities of which were comprised of common shares (held in escrow) and warrants to purchase shares of AAT's common stock and which were subsequently exchanged for an equal number of common shares (held in escrow) and common share purchase warrants of MAC.

RESULTS OF OPERATIONS

Quarter ended March 31, 1997 as Compared with Quarter Ended March 31, 1996.
---------------------------------------------------------------------------

     For the quarter ended March 31, 1997, the Company reported a net loss from operations of $1,334,477. This compares to a net loss from operations of $534,944 for the comparable quarter in the prior year. Expressed in terms of loss per share of common stock, results from operations for the quarter ended March 31, 1997 as compared with those for the quarter ended March 31, 1996 were ($0.10) per share and ($0.04) per share, respectively. There were no sales in either period due to the fact that the Company's revenue-producing subsidiaries (which were also generating significant net losses) were discontinued in 1995 and remained inactive throughout 1996 and the first quarter of 1997. No sales are expected for the current year and the Company's current operations are not expected to generate revenues until 1998 unless the Company earlier concludes the MCL Transactions or acquires one or more controlling interests in businesses which produce ongoing revenue from operations. No assurances can be given as to the conclusion of the MCL Transactions or any future acquisitions of any such businesses.

     Operating expenses increased to $1,334,477 in the quarter ended March 31, 1997 from $534,944 in the quarter ended March 31, 1996. Of this increase, the most significant factor was an increase in legal and accounting expenses (discussed below).

     The increases in operating expenses were primarily related to the increase in activities of the Company with respect to the recently announced MCL Transactions as well as expenses incurred related to the deployment by ACT of a digital wireless telecommunications system in Cambodia as compared with a general reduction in these categories throughout the comparable quarter in the prior year during which time management's efforts were divided between the ongoing pursuit of wireless telecommunications opportunities and the work of restructuring the operations of the Company which included the settlement of certain outstanding debts of the Company's inactive subsidiaries.

     During the quarter ended March 31, 1997, legal and accounting expenses rose to $292,196 from $43,764 recorded in quarter ended March 31, 1996. This increase was primarily related to the recently announced MCL Transactions and related transactions, due diligence work performed with respect to prospective transactions that were not consummated, and the activities of ACT, as well as to the extensive preparation, review and revision of disclosure incorporated into the Company's recent public filings.

     During the quarter ended March 31, 1997, interest, bank and financing charges rose to $170,081 from $190 recorded in quarter ended March 31, 1996. This increase was primarily related to the expense recorded upon the issuance of 42,757 shares of the Company's common stock in consideration for loans made to the Company in prior periods. Although an additional 17,757 of such shares of the Company's common stock remain issuable upon regulatory approval, any other similar future issuances are not expected to have a material impact upon future operations.

     Additional factors included increases in Travel and entertainment, which increased by $152,413 to $238,964, General and administrative, which increased by $89,397 to $130,428, Wages and benefits, which increased by $58,747 to $138,463 and Consulting, which increased by $48,970 to $313,107. These expenses are expected to increase throughout the remainder of 1997 along with increased activities related to the deployment of ACT, and with respect to any additional licences, interests, or joint ventures which the Company may obtain or participate in.

LIQUIDITY AND CAPITAL RESOURCES

     In the quarter ended March 31, 1997, the Company realized net proceeds of $1,204,180 from the issuance of shares of common stock in private placements, some of which are subject to regulatory approval, and from the exercise of share purchase warrants. In the quarter, the Company also issued a non convertible promissory note for $186,600. These activities contributed to a net working capital (deficit) position as of March 31, 1997 of ($979,210), which is up $293,352 from ($685,858) at December 31, 1996.

     The Company has incurred cumulative losses from inception through March 31, 1997 of $11,114,703 and has not yet achieved revenues sufficient to offset direct expenses and corporate overhead. As of March 31, 1997, management does not believe that revenues will likely be realized by the Company in the near term; however, the Company expects that it will need to expend significant funds in order to develop the Cambodian Licence, to fund the MCL Transactions, and to obtain additional licenses and to form additional joint ventures necessary for the Company or PIL to provide wireless communications services in other markets where such opportunities are being sought. The Company would not generate any revenues, however, until such licenses are obtained and such joint ventures are operational. These continuing activities are likely to necessitate an immediate and continuing material increase in general office overhead and other costs such as general and administrative and travel and entertainment.

     Since inception, a substantial portion of the Company's operating capital has been provided through financing activities, which have included an initial public offering and a series of private placements of common shares and convertible promissory notes. During the three months ended March 31, 1997, the Company sold 398,461 shares of common stock and 190,388 common stock purchase warrants in private placement transactions and upon the exercise of outstanding stock options and warrants. The Company anticipates that it will seek additional financing through the private placement of equity or debt securities, although no assurances can be given as to the success of any future offerings of securities.

     Between December 19, 1995 and December 11, 1996, the Company arranged, subject to regulatory approval, private placements of convertible promissory notes having an aggregate principal amount of $2,417,000. The promissory notes were due and payable after two years which ranged to December 1998, or after six months upon demand of the holder, and bore interest at 10% per annum, with interest payable upon maturity or conversion. The promissory notes were convertible into shares of common stock of the Company at conversion prices ranging from $1.49 to $3.25 per share. Pursuant to the debt subscription agreements, the Company also agreed to issue to the investors non-transferable warrants to purchase an aggregate of up to 461,203 shares of common stock of the Company for a period of two years at a price equal to the conversion price of the notes. The conversion and warrant exercise prices were based on the market price of the Company's common shares at the date of their offering. On December 16, 1996, regulatory approval was received for the issuance of convertible promissory notes aggregating $2,417,000 and 461,203 warrants which were then issued by the Company. As of December 31, 1996, convertible notes aggregating $2,267,000 were converted to common stock. As of March 31, 1997, the remaining convertible notes aggregating $150,000 had also been converted to common stock. As of March 31, 1997 accrued interest on the convertible promissory notes aggregating approximately $180,000 was payable by the Company. In addition, the Company has agreed to issue, subject to the removal of the Company from the jurisdiction of both the Vancouver Stock Exchange and the British Columbia Securities Commission, 115,296 "bonus" warrants to purchase shares of the Company's common stock, exercisable at $2.70, expiring between December 31, 1999 and February 14, 2000.

     As of March 31, 1997, the Company had 1,691,806 (1,101,183 options and 590,623 warrants) options and warrants outstanding which upon exercise would yield to the Company additional proceeds in excess of $3.9 million. The exercise of existing warrants is impossible to predict with any certainty, accordingly, management can render no assurances that any material funds will be realized upon the exercise of such warrants, or whether such will be exercised at all.

     Rental expense accounts for approximately $3,000 of fixed expenses on a monthly basis. Personnel costs, which are expected to increase throughout the year, are likely to account for between $75,000 and $100,000 of fixed expenses on a monthly basis. Additional variable expenses, such as consulting fees, legal and accounting, travel and entertainment, utilities and miscellaneous equipment purchases (or rentals) are expected to account for between approximately $75,000 and $100,000 per month.

     In addition to fixed rental and certain personnel expenses, as of March 31, 1997, the Company anticipates capital expenditures of approximately $30 million during the remainder of 1997 in connection with the establishment and expansion of ACT's operations. The Company may also elect to exercise some or all of its MAC share purchase warrants in 1997, the purchase price for which would be $16 million assuming the exercise of all of its warrants. In addition, the Company recently announced that it has signed agreements in principle to acquire a controlling interest in a paging telecommunications venture in India. Under the terms of the agreements, which are subject to certain conditions, including regulatory approval, PortaCom will acquire an approximate aggregate sixty-five percent (65%) interest in MCL, which owns and operates certain paging licences in the Republic of India. In order to conclude the proposed transaction in India, the Company will require approximately $31 million by July 15, 1997 (subject to extension under certain circumstances). Accordingly, consistent with the Company's objective of continuing to develop opportunities to build, operate and actively participate in cellular, wireless, paging, PSTN and long distance networks, the Company has significant additional capital requirements. There can be no assurance that the Company will be able to obtain financing in order to satisfy its obligations and requirements.

     Management does not believe that in the foreseeable future, and in any event not within the next 12 months, the Company's operations will generate sufficient cash flow to finance its working capital and capital expenditure requirements. The Company's operations will remain dependent on the Company's ability to obtain additional debt and equity financing (including from the exercise of existing warrants). In particular, since the Company does not currently have any sources of revenues from operations, and as a result of continuing general and administrative expenses (including legal and accounting and including costs associated with the negotiations of the recently announced Indian transaction), and ongoing funding requirements of the build out of ACT's operations, it is likely that the Company will be unable to meet all of its obligations to creditors in the near term. The Company is also presently unable to fund certain short term obligations of ACT, including required deposits for frequency allocations, prefix assignments, site leases and architectural and engineering design work. In addition, in order to conclude the proposed MCL Transactions, the Company will require approximately $31 million by July 15, 1997. Although payments related to the MCL Transactions are subject to extension under certain circumstances, there can be no assurances that the circumstances which would permit extension will exist on or before July 15, 1997.

     Accordingly, management has determined that the Company will be required in the near term to obtain debt or equity financing. The Company has been able to secure financing in the past through loans from certain stockholders; however, although management may endeavor to make similar arrangements, it has no reason to believe that these will be available in the near term or in the future. While the Company will continue to seek both debt and equity financing, there can be no assurance that any such financing will be available on terms acceptable to the Company or at all. Failure to obtain such additional sources of financing will have material adverse impact on the operations of ACT and the possibility of consummating the MCL Transactions. Furthermore, without such additional sources of financing in the near term, the Company will not be able to continue as a going concern.

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

Debt Settlements

     In October, 1995 the Company began to enter into written agreements to settle indebtedness in the aggregate amount of approximately $2,809,000 for cash or share consideration. These agreements were subject to regulatory approval. In May, 1996, the Company received regulatory approval and completed the settlement of $2,513,121 of such debt through the issuance of a total of 1,256,561 shares of common stock. As of March 31, 1997, 53,675 shares continue to be reserved for issuance when allowable. As of March 31, 1997, the outstanding accounts payable of the Company's closed subsidiaries accounts for approximately $90,000 of total accounts payable. The Company is continuing to attempt to settle the outstanding debt on terms favorable to the Company, although no assurances about such settlement terms can be given.

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

Bonus Shares and Warrants

     In connection with the issuance of certain short-term debt by the Company in January 1995 and May 1996, the Company has agreed to issue, subject to regulatory approval, 85,590 "bonus" shares of common stock and 166,667 share purchase warrants, exercisable at $3.30, expiring on May 31, 1997. During 1996, regulatory approval was received for the issuance of 25,833 of these shares which were then issued by the Company. During the quarter ended March 31, 1997, regulatory approval was received for the issuance of 42,757 of these shares
which were then issued by the Company.   Additionally, subject to the removal of
the Company from the jurisdiction of both the Vancouver Stock Exchange and the British Columbia Securities Commission, the Company has agreed to extend the expiry date of the 166,667 share purchase warrants to May 31, 1998 from May 31, 1997. As of March 31, 1997, the issuance of the remaining 17,757 shares and 166,667 warrants continued to be subject to regulatory approval.

     In connection with the issuance of certain short term debt by the Company in February, 1997, the Company has agreed to issue, subject to the removal of the Company from the jurisdiction of both the Vancouver Stock Exchange and the British Columbia Securities Commission, 120,000

"bonus" warrants to purchase shares of the Company's common stock, exercisable at $2.75, expiring on February 19, 1999.

Terminated Acquisition

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

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          -----------------

          None

ITEM 2.   CHANGES IN SECURITIES
          ---------------------

              The Registrant has sold the following securities in the three months ended March 31, 1997:

              On January 27, 1997, the Company issued 25,862 shares of Common Stock to an accredited individual in consideration for the conversion of a convertible promissory note for $75,000.

              On February 3, 1997, the Company issued 42,755 shares of Common Stock to Morris Magid, an accredited individual, in consideration for loans which had been made to the Company.

              On February 7, 1997, the Company granted Options to acquire an aggregate of 90,000 shares of Common Stock to certain employees.

              On February 14, 1997, the Company issued 30,000 shares of Common Stock to an accredited individual in consideration for the conversion of a convertible promissory note for $75,000.

              On February 25, 1997, the Company issued 72,933 Units, comprising one share of Common Stock and one warrant to purchase shares of the Company's Common Stock, for cash in a private placement for consideration of $200,000.

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

                              PORTACOM WIRELESS, INC.



Date:  May 20, 1997
                              By:    /s/ Douglas C. MacLellan
                                     ----------------------------
                                     Douglas C. MacLellan
                                     President and Chief Executive Officer

                              By:    /s/ Michael A. Richard
                                     ----------------------------
                                     Michael A. Richard
                                     Vice President, Accounting
                                     (principal financial officer)