Form 10-Q
period 1997-06-30
PORTACOM WIRELESS INC/
filed 1997-08-14
CIK 907166

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (MARK ONE)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997 OR

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

AS OF JULY 31, 1997, THERE WERE 13,576,970 SHARES OF COMMON STOCK ISSUED AND OUTSTANDING.

                                      INDEX



PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                             NO.

          ITEM 1.   Statement Regarding Financial Information                  i

                    Condensed Consolidated Balance Sheet at
                    June 30, 1997 (Unaudited) and
                    December 31, 1996 (Derived from audited
                    financial statements)                                      1

                    Condensed Consolidated Statements of Operations
                    for the three and six months ended June 30,
                    1997 and 1996 (Unaudited)                                  2

                    Condensed Consolidated Statements of Cash Flows
                    for the three and six months ended June 30,
                    1997 and 1996 (Unaudited)                                  3

                    Notes to Condensed Consolidated Financial                  4
                    Statements (Unaudited)

          ITEM 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       11


PART II.  OTHER INFORMATION

          ITEM 1.   Legal Proceedings                                         20

          ITEM 2.   Changes in Securities                                     20

          ITEM 3.   Defaults Upon Senior Securities                           21

          ITEM 4.   Submission of Matters to a Vote of Security Holders       21

          ITEM 5.   Other Information                                         21

          ITEM 6.   Exhibits and Reports on Form 8-K                          21

                    PORTACOM WIRELESS, INC. AND SUBSIDIARIES
                           QUARTER ENDED JUNE 30, 1997

                          PART I. FINANCIAL INFORMATION

The financial statements included herein have been prepared by PortaCom Wireless, Inc. (formerly known as "Extreme Technologies, Inc." and defined herein in the alternative as the "Company" or the "Registrant"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As contemplated by the SEC under Rule 10-01 of Regulation S-X (as amended by Regulation S-B), the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Except where otherwise specified, all dollar amounts referenced in this document are denominated in United States dollars. It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996 and in the Company's Form 10-Q for the quarter ended March 31, 1997 as filed with the SEC (file number 0-23228).

PORTACOM WIRELESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and expressed in U.S. dollars)


June 30, 1997 and December 31, 1996
------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------
                                                     JUNE 30, 1997   DECEMBER 31, 1996
------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                             $  9,063          $  114,275
------------------------------------------------------------------------------------------
                                                             9,063             114,275

 Equipment, net                                             64,558              12,427
 Refundable deposits                                       200,000                  --
 Other assets (note 3)                                      99,500                  --
 Investments (note 3)                                    8,000,000           8,099,500
------------------------------------------------------------------------------------------
TOTAL ASSETS                                          $  8,373,121        $  8,226,202
------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities          $  2,344,452          $  650,133
    Notes payable                                          186,585                  --
    Convertible promissory notes payable (note 4)               --             150,000
------------------------------------------------------------------------------------------
Total liabilities                                        2,531,037             800,133

Stockholders' equity:
  Share capital (note 5)
    Issued:
        Common stock (June 30, 1997 -  13,576,970;
                   December 31, 1996 - 13,118,181)          13,630              13,118
      Other paid-in capital                             18,426,845          17,193,178
   Accumulated deficit                                 (12,598,391)         (9,780,227)
------------------------------------------------------------------------------------------
Total stockholders' equity                               5,842,084           7,426,069
------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  8,373,121        $  8,226,202
------------------------------------------------------------------------------------------



On behalf of the Board:     /s/  Keith Hay      Director       /s/  Douglas Maclellan    Director
                            -----------------------           -----------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.                    PAGE 1


PORTACOM WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and expressed in U.S. dollars)


Three and six months ended June 30, 1997 and 1996
----------------------------------------------------------------------------------------------------------------
                                                               THREE MONTHS                   SIX MONTHS
                                                       ---------------------------    --------------------------
                                                           1997           1996            1997          1996
----------------------------------------------------------------------------------------------------------------
 INCOME
   Sales                                                       --             --             --             --
   Cost of sales                                               --             --             --             --
----------------------------------------------------------------------------------------------------------------
                                                               --             --             --             --
----------------------------------------------------------------------------------------------------------------
 OPERATING EXPENSES:
    Advertising and promotion                          $    2,599       $  3,500     $    2,599      $   3,500
    Bad debt                                                   --             --             --
    Consulting fees                                       402,328        187,290        715,435        451,427
    Depreciation and amortization                           1,064             --          1,250             --
    General and administrative                            125,462         92,382        255,890        133,413
    Interest, bank and financing charges                      812         41,871        170,893         42,061
    Legal and accounting                                  601,349        273,517        893,545        317,281
    Management fees                                        26,237         20,114         56,401         25,243
    Placement fees                                             --         53,500             --         53,500
    Rent                                                   20,518         11,247         41,406         25,673
    Research and development                                   --             --             --             --
    Travel and entertainment                              208,423         51,777        447,387        138,328
    Wages and benefits                                     94,897        177,720        233,360        257,435
----------------------------------------------------------------------------------------------------------------
                                                        1,483,689        912,918       2,818,166     1,447,861
----------------------------------------------------------------------------------------------------------------
   Loss before debt settlement                          1,483,689        912,918       2,818,166     1,447,861
----------------------------------------------------------------------------------------------------------------
   Loss on settlement of debt                                  --        280,863              --       370,878
----------------------------------------------------------------------------------------------------------------
   Net loss for the period                             $1,483,689    $ 1,193,781     $ 2,818,166    $ 1,818,739

----------------------------------------------------------------------------------------------------------------
   Loss per share                                           $0.12          $0.09           $0.20          $0.13
----------------------------------------------------------------------------------------------------------------
   Weighted average number of common
   shares outstanding                                  12,851,122     12,726,776      14,034,993     14,523,076
----------------------------------------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.                    PAGE 2


PORTACOM WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and expressed in U.S. dollars)




Three and six months ended June 30, 1997 and 1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                         THREE MONTHS                           SIX MONTHS
                                                                --------------------------------------------------------------------
                                                                     1997            1996                 1997             1996
------------------------------------------------------------------------------------------------------------------------------------
 OPERATIONS:
      Net loss for the period                                    $(1,483,689)     $(1,193,781)      $ (2,818,166)    $ (1,818,739)
      Depreciation and amortization                                    1,064               --              1,250               --
      Net changes in working capital relating to operations:
           Accounts receivable                                            --           10,010                 --            3,540
           Notes receivable                                               --       (1,358,366)                --       (1,433,796)
           Accounts payable                                        1,446,993         (337,806)         1,694,320         (208,400)
------------------------------------------------------------------------------------------------------------------------------------
 Net cash used by operating activities                               (35,632)      (2,879,943)        (1,122,596)      (3,457,395)

 FINANCING:
      Issue of and subscription for common shares                     29,999           561,747          1,234,180         697,526
      Convertible promissory notes payable                                --         1,025,000                 --       2,405,000
      Loans payable                                                       --                --                 --        (971,000)
      Notes payable                                                       --           798,000             36,585       1,229,000
------------------------------------------------------------------------------------------------------------------------------------
 Net cash generated by financing activities                           29,999         2,384,747          1,270,765       3,360,526

  INVESTING:
     Acquisition of equipment, net                                   (46,752)           (6,825)           (53,381)        (13,527)
     Other assets                                                         --                --           (200,000)             --
------------------------------------------------------------------------------------------------------------------------------------
 Net cash generated (used) by investing activities                   (46,752)           (6,825)          (253,381)        (13,527)
------------------------------------------------------------------------------------------------------------------------------------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (52,385)         (502,021)          (105,212)       (110,396)
 Cash and cash equivalents, beginning of period                       61,448           557,290            114,275         165,665
------------------------------------------------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                        $     9,063      $     55,269         $    9,063    $     55,269
------------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.                    PAGE 3



PORTACOM WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and expressed in U.S. dollars)


Three and six months ended June 30, 1997 and 1996
--------------------------------------------------------------------------------

1.   MANAGEMENT OPINION:

     The condensed consolidated financial statements include the accounts of PortaCom Wireless, Inc. (the "Company") and its wholly owned and majority-owned subsidiaries from the dates of acquisition or formation. All material intercompany balances and intercompany transactions have been eliminated.

     In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position and results of operations as of and for the three and six months ended June 30, 1997.

     The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern which requires the realization of assets and settlement of liabilities in the ordinary course of business. The Company's viability as a going concern is dependent upon the continued restructuring of its asset base, the financial support of shareholders and creditors and, ultimately, the generation of profitable operations. Although it is management's intention to pursue these options, there can be no assurance that these events will or can occur. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.   SIGNIFICANT ACCOUNTING POLICIES:

     a.   Use of estimates:

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

     b.   Loss per share:

          Loss per share is computed based on the weighted average number of shares outstanding during the period, which number of shares excludes escrowed shares that are contingently returnable to the Company's treasury. Fully diluted net loss per share has not been presented as the effect is anti-dilutive.

PORTACOM WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and expressed in U.S. dollars)


Three and six months ended June 30, 1997 and 1996
--------------------------------------------------------------------------------
3.   INVESTMENTS AND OTHER ASSETS:

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

     The 2,000,000 common shares have been pledged by the Company to AAT until January 1, 1999 Pursuant to the Company's indemnification obligations under the termination agreement. These indemnification obligations provide that the Company grants to AAT a lien on the common shares against any costs or losses arising to AAT, or specified related parties, arising from certain claims or potential claims related to the original proposed acquisition or the termination agreement. At the date of these condensed consolidated financial statements, no claims under this indemnification agreement have arisen.

     On December 23, 1996, AAT entered into a business combination agreement with MAC. In connection with the Agreement, MAC offered to exchange all outstanding shares of AAT capital stock and all warrants to purchase shares of AAT capital stock for shares and warrants of MAC. In February, 1997, the Company agreed to exchange these shares and warrants of AAT for equivalent shares and warrants of MAC immediately following the consummation of the exchange offer.

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

     The Company reviews the underlying value of all investments on an ongoing basis and provides for declines in value that are other than temporary as they are identified. Any impairments are charged to earnings and a new cost basis for the security is established. At June 30, 1997, no such impairments have been identified in the investments in MAC or ACT.

PORTACOM WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and expressed in U.S. dollars)


Three and six months ended June 30, 1997 and 1996
--------------------------------------------------------------------------------
4.   CONVERTIBLE PROMISSORY NOTES PAYABLE:

     Between December 19, 1995 and December 11, 1996, the Company arranged, subject to regulatory approval, private placements of convertible promissory notes having an aggregate principal amount of $2,417,000. Of this amount $1,817,000 was received subsequent to, and $600,000 was
     received prior to, December 31, 1995.   The promissory notes were due and
     payable after two years which ranged to December 1998, or after six months upon demand of the holder, and bore interest at 10% per annum, with
     interest payable upon maturity or conversion.   The promissory notes were
     convertible into shares of common stock of the Company at conversion prices ranging from $1.49 to $3.25 per share. Pursuant to the debt subscription agreements, the Company also agreed to issue to the investors non-transferable warrants to purchase an aggregate of up to 461,203 shares of common stock of the Company for a period of two years at a price equal to the conversion price of the notes. The conversion and warrant exercise prices were based on the market price of the Company's common shares at the date of their offering. On December 16, 1996, regulatory approval was received for the issuance of convertible promissory notes aggregating $2,417,000 and 461,203 warrants which were then issued by the Company.
     As of December 31, 1996, convertible notes aggregating $2,267,000 were converted to common stock. As of March 31, 1997, the remaining convertible notes aggregating $150,000 had also been converted to common stock. As of June 30, 1997, accrued interest on the convertible promissory notes
     aggregating $182,753 was payable by the Company.   In addition, the Company
     has agreed to issue, subject to the removal of the Company from the jurisdiction of both the Vancouver Stock Exchange and the British Columbia Securities Commission, 115,296 "bonus" warrants to purchase shares of the Company's common stock, exercisable at $2.70, expiring between December 31, 1999 and February 14, 2000.



5.     SHARE CAPITAL:

         (a)  Authorized:

              100,000,000 shares of common stock with a par value of $0.001 per share
              5,000,000 shares of preferred stock with a par value of $0.001 per share

PORTACOM WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and expressed in U.S. dollars)



Three and six months ended June 30, 1997 and 1996
---------------------------------------------------------------------------------------------------

         (b)  Issued Common Stock:
---------------------------------------------------------------------------------------------------
                                                 Number of         Per share    Total consideration
                                                    shares     consideration
---------------------------------------------------------------------------------------------------
Balance, March 31, 1997                         13,561,586                            $  18,303,127

Issued for cash on exercise of warrants             15,384              1.95                 29,999
---------------------------------------------------------------------------------------------------
Balance, June 30, 1997                          13,576,970                            $  18,333,126

To be issued on settlement of debt (f)              53,675             2.000                107,350
---------------------------------------------------------------------------------------------------
Balance issued and to be issued                 13,630,645                            $  18,440,476
---------------------------------------------------------------------------------------------------
         (c)  Stock Options:


              As at June 30, 1997, the Company had common shares of the Company reserved for issuance on exercise of incentive stock options to 2002. Option changes for the period
              March 31, 1997 to June 30, 1997 were as follows:

---------------------------------------------------------------------------------------------------
Outstanding and exercisable as at March 31, 1997                                          1,101,183
---------------------------------------------------------------------------------------------------
     Granted                                                                                    ---

     Canceled                                                                                   ---
---------------------------------------------------------------------------------------------------
Outstanding and exercisable as at June 30, 1997                                           1,101,183

---------------------------------------------------------------------------------------------------


          Stock options are issued at the average market price per share for the ten trading days prior to the date of issuance. The Company applies APB No. 25 and related Interpretations in accounting for its option grants. Accordingly, no compensation cost has been recognized for options granted.

     (d)  Warrants:

          During the three months ended March 31, 1997, the Company, in connection with a private placement, issued warrants to purchase 72,993 shares of common stock at $2.74 per share if exercised by January 28, 1998 and $3.15 if exercised thereafter to January 28, 1999. As of June 30, 1997, none of these warrants has been exercised.

          In addition, pursuant to a bridge financing completed in 1996, 166,667 share purchase warrants exercisable at $3.30 per share to May 31, 1998 are issuable. The warrants were recorded at their estimated fair value of $250,000 in the year ended December 31, 1996. As of June 30, 1997, none of these warrants have been issued or exercised.

          During the year ended December 31, 1996, the Company, in connection with private placements of common stock, issued warrants to purchase 97,500 shares of common stock at $1.11 per share if exercised by November 1996, and $1.28 if exercised thereafter to November 1997. Of these warrants, 30,000 were exercised during the three months ended March 31, 1997 and 67,500 remain outstanding. In addition, the Company issued 461,203 warrants attached to convertible promissory notes at prices ranging from $1.49 to $3.25 per share if exercised by dates ranging from December 19, 1997 to May 7, 1998. As of June 30, 1997, 161,073 of these warrants had been exercised at $1.49 per share and 15,384 of these warrants had been exercised at $1.95 per share. In addition, the Company has agreed to issue, subject to the removal of the Company from the jurisdiction of both the Vancouver Stock Exchange and the British Columbia Securities Commission, 115,296 "bonus" warrants to purchase shares of the Company's common stock, exercisable at $2.70, expiring between December 31, 1999 and February 14, 2000.

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

     (f)  Shares to be issued on settlement of debt:

          In October, 1995 the Company began to enter into written agreements to settle indebtedness in the aggregate amount of approximately $2,809,000 for cash or share consideration. These agreements were subject to regulatory approval. In May, 1996, the Company received regulatory approval and completed the settlement of $2,513,121 of such debt through the issuance of a total of 1,256,561 shares of common stock. As of March 31, 1997 53,675 shares continue to be reserved for issuance when allowable. As of June 30, 1997, the outstanding accounts payable of the Company's closed subsidiaries accounts for approximately $90,000 of total accounts payable. The Company intends to continue attempting to settle the outstanding debt on terms favorable to the Company, although no assurances about such settlement terms can be given.

     (g)  Shares to be issued for loans:

          In connection with the issuance of certain short-term debt by the Company in January 1995 and May 1996, the Company has agreed to issue, subject to regulatory approval, 85,590 "bonus" shares of common stock and 166,667 share purchase warrants, exercisable at $3.30, expiring on May 31, 1997. During 1996, regulatory approval was received for the issuance of 25,833 of these shares which were then issued by the Company. During the quarter ended March 31, 1997, regulatory approval was received for the issuance of 42,757 of these shares which were
          then issued by the Company.   Additionally, subject to the removal of
          the Company from the jurisdiction of both the Vancouver Stock Exchange and the British Columbia Securities Commission, the Company has agreed to extend the expiry date of the 166,667 share purchase warrants to May 31, 1998 from May 31, 1997. As of June 30, 1997, the issuance of the remaining 17,000 shares and 166,667 warrants continued to be subject to regulatory approval.

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

     (h)  List of Directors:

          R. Keith Alexander, Howard Frantom, Keith Hay, Stephen Leahy, Douglas MacLellan, Stephen Stephens.


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


7.   RELATED PARTY TRANSACTIONS:

     Related party transactions not disclosed elsewhere in these condensed consolidated financial statements include $205,932 in accounts payable and accrued liabilities at June 30, 1997 which is owing to a related party. In the period, approximately $123,523 of consulting fees were charged by related parties, while approximately $56,401 of management fees were charged by related parties. The Company has reimbursed expenses incurred by directors and officers on its behalf during the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

    The corporate objective of the Company is to become a leading independent provider of wireless and wireline telecommunications services in selected developing world markets. Subject to receipt of sufficient financing on terms acceptable to the Company, it intends to pursue opportunities to build, operate and actively participate in cellular, wireless, paging, PSTN and long-distance networks in order to provide coverage and high-quality service in these markets. The Company's current business is focused on financing the build out of its joint venture in the Kingdom of Cambodia, assuming the current political crisis can be resolved, and the active pursuit (subject to financing) of similar opportunities in other emerging markets. Furthermore, the Company is actively pursuing opportunities to merge with or acquire one or more businesses with existing revenue-producing telecommunications operations. On May 9, 1997, the Company announced that it had signed, subject to certain conditions including regulatory approval, agreements in principle to acquire a controlling interest in Microwave Communications Limited ("MCL"), a paging telecommunications venture in the Republic of India (the "MCL Transactions"), which agreements were to have been consummated by July 15, 1997. As the agreements have not been consummated and have, accordingly, expired, the Company, as of the date of this report, is negotiating an extension to the acquisition. There is no assurance at this time that an extension will be granted. The Company also owns an interest in a telecommunications business based in the Peoples Republic of China.

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

    Since 1994, both directly and through its PIL subsidiary, the Company has engaged in initial stage efforts to evaluate the feasibility of, and attempt to secure, licensing opportunities and joint venture arrangements for the operation of wireless telephone networks as well as other state-of-the-art mobile radio communication systems and new telephone technologies. Although the establishment and operation of wireless telephone networks and other advanced communications systems will be investigated by the Company wherever strategic opportunities arise, its principal efforts are presently focused (as of the date of this report) upon certain Asian emerging markets, including Cambodia, India, China, Bangladesh and Vietnam.

    The Company, in December 1996, entered into a joint venture agreement through which it controls a limited liability company which holds a twenty-five (25) year renewable licence to develop a digital mobile wireless system in the Kingdom of Cambodia. On May 9, 1997, the Company announced that it had signed, subject to certain conditions including regulatory approval, agreements in principle to acquire a controlling interest in MCL, a paging telecommunications venture in the Republic of India; however, as neither sufficient financing nor requisite regulatory approvals had been obtained by July 15, 1997, the agreements expired. As of the date of this report, the Company was in the process of negotiating an extension, although no assurances can be made as to whether such extension will be available to the Company on acceptable terms, or at all. The Company has an interest through a shareholding in Metromedia Asia Corporation ("MAC") in a fixed line basic services license and a cellular service license in the People's Republic of China. The activities of the Company's PIL subsidiary to date have produced no licences or joint venture opportunities, and management does not believe that revenues will be realized by PIL in 1997.

    The Company formerly pursued a number of ventures in the consumer electronics and customer premise equipment sectors. PCBX developed and marketed a personal computer branch exchange which permitted the operation of a full-featured telephone network control system from a centrally located
personal computer.   Telecom entered into an agreement with Nitsuko America
Corporation ("Nitsuko America") to distribute telecommunications products manufactured by Nitsuko America which were not then being distributed otherwise in the United States. Laboratories developed and marketed a line of audio speakers, as well as a proprietary audio recording and playback technology known as "SphericSound".-TM- Because of substantial losses, the associated costs of continued development, the lack of profitability by competitors and the uncertainty of marketing costs associated with commercializing both proprietary technologies and other manufacturers' products, management decided in 1995 to discontinue the development and marketing activities of PCBX, Telecom and Laboratories.

    Funding of the Company's operations since inception has been provided by:
(i) revenues from the sale of PCBX products, and, to a significantly lesser extent, the products of Telecom and Laboratories; (ii) proceeds from the sale of securities undertaken in a series of private placement transactions;
(iii) completion of an initial public offering on the Vancouver Stock Exchange during October 1992; and (iv) revenues generated as a result of the receipt of cash and securities of Asian American Telecommunications Corporation, the securities of which were comprised of common shares (currently held in escrow) and warrants to purchase shares of AAT's common stock and which were subsequently exchanged for an equal number of common shares (currently held in escrow) and common share purchase warrants of MAC.

RESULTS OF OPERATIONS

QUARTER AND SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED WITH QUARTER AND SIX MONTHS ENDED JUNE 30, 1996.

    For the quarter and six months ended June 30, 1997, the Company reported net losses from operations of $1,483,689 and 2,818,166, respectively. This compares to net losses from operations of $1,193,781 and $1,818,739 for the
respective comparable prior year periods.   There were no sales in either
period due to the fact that the Company's revenue-producing subsidiaries (which were also generating significant net losses) were discontinued in 1995 and remained inactive throughout 1996 and the first two quarters of 1997. No sales are expected for the current year and the Company's current operations are not expected to generate revenues until 1998 unless the Company earlier concludes the MCL Transactions or acquires one or more controlling interests in businesses which produce ongoing revenue from operations. No assurances can be given as to the conclusion of the MCL Transactions or any future acquisitions of any such businesses.

    The Company's losses for the quarter and six months ended June 30, 1997 represent losses of $0.12 and $0.20 per common share, respectively, as compared to losses per common share of $0.09 and $0.13 for the respective comparable prior year periods.

    Operating expenses increased in the quarter and six months ended June 30, 1997 to $1,483,689 and $2,818,166, respectively from $912,918 and $1,447,861 in the respective comparable prior year periods. Of these increases, the most significant factor was an increase in legal and accounting expenses (discussed below).

    The increases in operating expenses were primarily related to the increase in activities of the Company with respect to investigating and negotiating the MCL Transactions, and related efforts to obtain financing, as well as expenses incurred related to the deployment by ACT of a digital wireless telecommunications system in Cambodia as compared with the increases in the comparable quarter in the prior year related to the activities of the Company with respect to the proposed acquisition of wireless interests in China, and to the other expenses discussed below.

    During the quarter and six months ended June 30, 1997, legal and accounting expenses rose to $601,349 and $893,545, respectively, from $273,517 and $317,281 recorded in the respective comparable prior year periods. These increases were primarily related to the MCL Transactions and related transactions, due diligence work performed with respect to prospective transactions that were not consummated, and the activities of ACT, as well as to the extensive preparation, review and revision of disclosure incorporated into the Company's recent public filings and other related disclosure documents.

    During the quarter and six months ended June 30, 1997, consulting fees rose to $402,328 and $715,435, respectively, from $187,290 and $451,427 recorded in the respective comparable prior year periods. These increases were primarily related to engineering consulting services incurred with respect to the deployment by ACT of a digital wireless telecommunications system in Cambodia

    Also related to the deployment by ACT of a digital wireless telecommunications system in Cambodia, and to the MCL Transactions, were increases in travel and entertainment, which increased in the quarter and six months ended June 30, 1997 by $156,646 to $208,423, and by $309,059 to
$447,387, respectively, from the $51,777 and $138,328 recorded in the respective comparable prior year periods.

    These expenses are expected to increase throughout the remainder of 1997 along with increased activities related to the deployment of ACT (if the Cambodian political situation is resolved and if funding is obtained to pay service providers and vendors), and with respect to any additional licences, interests, or joint ventures which the Company may obtain or participate in should sufficient financing become available on terms acceptable to the Company.

    Wages and benefits decreased in the quarter and six months ended June 30, 1997 to $94,897 and $233,360, respectively, compared with $177,720 and $257,435 recorded in the respective comparable prior year periods. This decrease, combined with the increase in consulting fees, reflects the Company's increased dependence upon consultants.

LIQUIDITY AND CAPITAL RESOURCES

    In the six months ended June 30, 1997, the Company realized net proceeds of $1,234,179 from the issuance of shares of common stock ($29,999 in the quarter ended June 30, 1997) in a private placement and exercise of share purchase warrants. The Company also issued a non convertible promissory note for $186,585 These activities contributed to a net working capital (deficit) position as of June 30, 1997 of ($2,521,974), which is up $(1,836,116) from
($685,858) at December 31, 1996.

    The Company has incurred cumulative losses from inception through June 30, 1997 of $12,298,391 and has not yet achieved revenues sufficient to offset direct expenses and corporate overhead. As of June 30, 1997, management does not believe that revenues will likely be realized by the Company for the near term; however, the Company expects that it will need to expend significant funds in order to develop the Cambodian Licence (if the Cambodian political situation is resolved and if funding is obtained to pay service providers and vendors), to fund the MCL Transactions (if extensions can be negotiated), and to obtain additional licenses and to form additional joint ventures necessary for the Company or PIL to provide wireless communications services in other markets where such opportunities are being sought. In addition, the Company will be required to make substantial payments towards amounts owing to certain key vendors and service providers before developing future projects. The Company would not generate any revenues, however, until such licenses are obtained and such joint ventures are operational. These continuing activities are likely to necessitate an immediate and continuing material increase in general office overhead and other costs such as general and administrative and travel and entertainment.

    Since inception, a substantial portion of the Company's operating capital has been provided through financing activities which have included an initial public offering and a series of private placements of common shares and
convertible promissory notes.   During the six months ended June 30, 1997,
the Company sold 413,845 shares of common stock and 190,388 common stock purchase warrants in private placement transactions and upon the exercise of
outstanding stock options and warrants.   The Company, as of the date of this
report, is actively seeking additional financing through the private placement of equity or debt securities Although no assurances can be given as to the success of any financing through future offerings of securities, such financing will be necessary for the Company to continue as a going concern.

    Between December 19, 1995 and December 11, 1996, the Company arranged, subject to regulatory approval, private placements of convertible promissory
notes having an aggregate principal amount of $2,417,000.   The promissory
notes were due and payable after two years which ranged to December 1998, or after six months upon demand of the holder, and bore interest at 10% per
annum, with interest payable upon maturity or conversion.   The promissory
notes were convertible into shares of common stock of the Company at conversion prices ranging from $1.49 to $3.25 per share. Pursuant to the debt subscription agreements, the Company also agreed to issue to the investors non-transferable warrants to purchase an aggregate of up to 461,203 shares of common stock of the Company for a period of two years at a price equal to the conversion price of the notes. The conversion and warrant exercise prices were based on the market price of the Company's common shares at the date of their offering.
On December 16, 1996, regulatory approval was received for the issuance of convertible promissory notes aggregating $2,417,000 and 461,203 warrants which were then issued by the Company. As of December 31, 1996, convertible notes aggregating $2,267,000 were converted to common stock. As of June 30, 1997, the remaining convertible notes aggregating $150,000 had also been converted to common stock. As of June 30, 1997 accrued interest on the convertible promissory notes aggregating $182,753 was payable by the Company. In addition, the Company has agreed to issue, subject to the removal of the Company from the jurisdiction of both the Vancouver Stock Exchange and the British Columbia Securities Commission, 115,296 "bonus" warrants to purchase shares of the Company's common stock, exercisable at $2.70, expiring between December 31, 1999 and February 14, 2000.

    As of June 30, 1997, the Company had 1,793,817 (1,101,183 options and 692,634 warrants) options and warrants outstanding which upon exercise would yield to the Company additional proceeds in excess of $3.8 million. The exercise of existing warrants is impossible to predict with any certainty, accordingly, management can render no assurances that any material funds will be realized upon the exercise of such warrants, or whether such will be exercised at all.

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

    In addition to fixed rental and certain personnel expenses, as of June 30, 1997, the Company anticipates capital expenditures of approximately $30 million during the remainder of 1997 and in 1998 in connection with the establishment and expansion of ACT's operations. The Company may also elect to exercise some or all of its MAC share purchase warrants during the remainder of 1997, the purchase price for which would be $16 million assuming the exercise of all of its warrants. In addition, the proposed MCL Transaction, should an extension on terms favorable to the Company be obtained, will require approximately $31 million. Accordingly, consistent with the Company's objective of continuing to develop opportunities to build, operate and actively participate in cellular, wireless, paging, PSTN and long distance networks, the Company has significant additional capital requirements. There can be no assurance that the Company will be able to obtain financing in order to satisfy its present obligations and future requirements. Failure to obtain financing sufficient to fund current liabilities and short-term fixed expenses will have a material adverse effect upon the Company and its operations.

    Management does not believe that in the foreseeable future, and in any event not within the next 12 months, the Company's operations will generate sufficient cash flow to finance its working capital and capital expenditure requirements. The Company's operations will remain dependent on the Company's ability to obtain additional debt and equity financing (including from the exercise of existing warrants). In particular, since the Company does not currently have any sources of revenues from operations, and as a result of continuing general and administrative expenses

(including legal and accounting and including costs associated with the negotiations of the MCL Transactions), and ongoing funding requirements of the build out of ACT's operations, the Company is unable to meet any of its obligations to creditors at this time. At present, the Company has approximately $2.3 million in accounts payable and accrued liabilities, and some vendors have threatened suit to collect. The Company is also presently unable to fund certain short term obligations of ACT, including required deposits for frequency allocations, prefix assignments, site leases, legal
and accounting services, and architectural and engineering design work.   In
addition, should an extension be obtained, the Company will require approximately $31 million in order to conclude the proposed MCL Transactions,
 Although payments related to the MCL Transactions are subject to extension under certain circumstances, there can be no assurances that the required extensions can be obtained on terms favorable to the Company, or at all.

    Accordingly, management has determined that the Company will be required in the near term to obtain debt or equity financing. The Company has been able to secure financing in the past through loans from certain stockholders; however, although management may endeavor to make similar arrangements, it has no reason to believe that these will be available in the near term or in the future. While the Company will continue to seek both debt and equity financing, there can be no assurance that any such financing will be available on terms acceptable to the Company or at all. Failure to obtain such additional sources of financing will have a material adverse impact on the operations of ACT and the possibility of consummating the MCL Transactions. Without significant positive business developments, such funding may be difficult or impossible to obtain. Furthermore, without such additional sources of financing in the near term, the Company will not be able to continue as a going concern.

     Many of the economies in which the Company expects to compete are weak, volatile and reliant on foreign assistance. The uncertainty in these markets is heightened because of the evolving political systems which are developing from legacies of totalitarianism or civil unrest. In particular, the political and socioeconomic systems of the Kingdom of Cambodia are presently in a state of unrest as a result of ongoing military activity between the two ruling parties of Cambodia's coalition government. As a result, there can be no assurance that a market will develop for what the Company expects to be its primary products of its joint ventures, cellular mobile communications systems and paging systems. There can be no assurance that such telecommunications services will achieve market acceptance similar to that which would be expected in similarly developed countries elsewhere. Even if products such as the Company's are accepted, there can be no assurance that any of the countries in which the Company is present will not experience political or economic instability in the future.

    The Company does not have political risk insurance in the countries in which it currently conducts business.

    The Company intends to acquire interests in wireless telephone licences around the world, and will be subject to government regulation in each market it enters. The governments of these countries differ widely with respect to structure, constitution and stability and some of the countries may lack developed legal and regulatory systems. To the extent the Company's operations depend on governmental approval and regulatory decisions, the operations may be adversely effected by changes in the political structure or government representatives in each of the markets in which the

Company will operate. No assurance can be given that factors such as these will not have a material adverse effect of the Company's operations in particular countries.

    Government actions in the future could have a significant adverse effect on economic conditions in a developing country or may otherwise have a material adverse effect on the Company and its operating companies and developmental stage projects. Expropriation, confiscatory taxation, nationalization, political, economic or social instability or other developments could materially adversely affect the value of the Company's interests in operating companies and developmental stage projects in particular developing countries. The Company may also be adversely affected by political or social unrest or instability in foreign countries. Such unrest or instability resulting from political, economic, social or other conditions in foreign countries could have a material adverse effect on the Company.

    Moreover, applicable agreements relating to the Company's interests in its operating companies are governed frequently by foreign law. As a result, in the event of a dispute, it may be difficult for the Company to enforce its rights. Accordingly, the Company may have little or no recourse upon the occurrence of any of these developments or if any of its partners seek to re-negotiate existing or future agreements. To the extent that any of the operating companies seeks to make a dividend or other distribution to the Company, or to the extent that the Company seeks to liquidate its investment in an operating company or developmental stage project and repatriate monies from a relevant country, local taxes, foreign exchange controls, or other restrictions may effectively prevent the transfer of funds to the Company or exchange of local currency for U.S. dollars.

    The Company's joint venture operations are and are expected to be outside the United States. Many developing countries have experienced substantial, and in some periods, extremely high, rates of inflation and resulting high interest rates for many years. Inflation and rapid fluctuations in inflation rates have had and may continue to have negative effects on the economies and securities markets of certain developing countries and could have an adverse effect on the operating companies and developmental stage projects in those countries, including an adverse effect on their ability to obtain financing. The value of the Company's investment in an operating company or developmental stage project will be affected by the currency exchange rate between the U.S. dollar and the applicable local currency. As a result, such operations are exposed to currency fluctuations and the need to comply with a variety of foreign laws, including laws that control currency exchanges and currency repatriation. The Company does not hedge its foreign currency risks as this is difficult or impossible in the markets in which it operates, but may do so of possible and economically justified. There can be no assurance that the Company's operations will not be adversely affected by such factors.

    In particular, as of the date of this report, the Kingdom of Cambodia is experiencing civil unrest and political instability related to a seizure of power by military police action by one of the political parties comprising Cambodia's coalition government. The difficulties related to the events unfolding in Cambodia have, in the opinion of management and as of the date of this report, delayed several of the Company's deployment-related activities, and may eventually have a material adverse effect upon the Company's ability to develop the license in Cambodia.

    The preceding paragraphs contain certain forward looking statements that are subject to inherent uncertainties.

DEBT SETTLEMENTS

    In October, 1995 the Company began to enter into written agreements to settle indebtedness in the aggregate amount of approximately $2,809,000 for cash or share consideration. These agreements were subject to regulatory approval. In May, 1996, the Company received regulatory approval and completed the settlement of $2,513,121 of such debt through the issuance of a total of 1,256,561 shares of common stock. As of June 30, 1997 53,675 shares continue to be reserved for issuance when allowable, and the outstanding accounts payable of the Company's closed subsidiaries accounts for approximately $90,000 of total accounts payable. The Company intends to continue attempting to settle the outstanding debt on terms favorable to the Company, although no assurances about such settlement terms can be given.

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

BONUS SHARES AND WARRANTS

    In connection with the issuance of certain short-term debt by the Company in January 1995 and May 1996, the Company has agreed to issue, subject to regulatory approval, 85,590 "bonus" shares of common stock and 166,667 share purchase warrants, exercisable at $3.30, expiring on May 31, 1997. During 1996, regulatory approval was received for the issuance of 25,833 of these shares which were then issued by the Company. During the quarter ended March 31, 1997, regulatory approval was received for the issuance of 42,757 of
these shares which were then issued by the Company.   Additionally, subject
to the removal of the Company from the jurisdiction of both the Vancouver Stock Exchange and the British Columbia Securities Commission, the Company has agreed to extend the expiry date of the 166,667 share purchase warrants to May 31, 1998 from May 31, 1997. As of June 30, 1997, the issuance of the remaining 17,757 shares and 166,667 warrants continued to be subject to regulatory approval.

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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES

               The Registrant has sold the following securities in the six months ended June 30, 1997:

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

               On February 25, 1997, the Company issued 72,993 Units, comprising one share of Common Stock and one Warrant to purchase shares of the Company's Common Stock, for cash in a private placement for consideration of $200,000.

               On May 20, 1997, the Company issued 15,384 shares of Common Stock to an accredited individual for cash in consideration for the exercise of a stock purchase warrant for 29,999 common shares.

               On June 30, 1997, the Company issued 60,241 Units, comprising one share of Common Stock and one Warrant to purchase shares of the Company's Common Stock, to an accredited investor for cash in a private placement for consideration of $200,000.

               The issuance of all such securities was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

               On June 12, 1997, the Company sold 57,154 Units, comprising one share of Common Stock and one Warrant to purchase shares of the Company's Common Stock. The Units were issued for cash aggregating $177,749 to non-U.S. persons (as defined in Regulation S). The Offering was made in reliance on Regulation S promulgated under the Securities Act of 1933, based on the fact that the Company is a reporting issuer pursuant to Section 3 of the Securities Exchange Act of 1934, the offer and sale of the Units were made in an offshore transaction (as defined in Regulation S), and no direct selling efforts were made in the United States by the Company, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER EVENTS

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               27   Financial Data Schedule

          (b)  Reports on Form 8-K

               Date of Report  Subject Matter
               --------------  --------------
               6/25/97         Sale of 57,154 Units in reliance on Regulation S.

                                    SIGNATURE

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PORTACOM WIRELESS, INC.



Date:  August 14, 1997
                          By:  /s/ Douglas C. MacLellan
                             --------------------------------
                               Douglas C. MacLellan
                               President and Chief Executive Officer

                          By:  /s/ Michael A. Richard
                             --------------------------------
                               Michael A. Richard
                               Vice President, Accounting
                               (principal financial officer)