Form 10-Q
period 1997-09-30
PORTACOM WIRELESS INC/
filed 1997-11-14
CIK 907166

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

     (MARK ONE)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 1997 or

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

                        10061 Talbert Avenue, Suite 200
                       Fountain Valley, California 92708
                    (Address of principal executive offices)
                 Registrant's telephone number: (714) 593-3234

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

As of October 31, 1997, there were 13,576,970 shares of Common Stock issued and outstanding.

                                     INDEX


PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                             NO.
         ITEM 1.   Statement Regarding Financial Information                 i

                   Condensed Consolidated Balance Sheet at
                   September 30, 1997 (Unaudited) and
                   December 31, 1996 (Derived from audited
                   financial statements)                                     1

                   Condensed Consolidated Statements of Operations
                   for the three and nine months ended September 30,
                   1997 and 1996 (Unaudited)                                 2

                   Condensed Consolidated Statements of Cash Flows
                   for the three and nine months ended September 30,
                   1997 and 1996 (Unaudited)                                 3

                   Notes to Condensed Consolidated Financial                 4
                   Statements (Unaudited)

          ITEM 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      11


PART II.  OTHER INFORMATION

          ITEM 1.  Legal Proceedings                                        20

          ITEM 2.  Changes in Securities                                    20

          ITEM 3.  Defaults Upon Senior Securities                          21

          ITEM 4.  Submission of Matters to a Vote of Security Holders      22

          ITEM 5.  Other Information                                        22

          ITEM 6.  Exhibits and Reports on Form 8-K                         22

                    PORTACOM WIRELESS, INC. AND SUBSIDIARIES
                        Quarter Ended September 30, 1997

                         PART I. FINANCIAL INFORMATION

The financial statements included herein have been prepared by PortaCom Wireless, Inc. (formerly known as "Extreme Technologies, Inc." and defined herein in the alternative as the "Company" or the "Registrant"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As contemplated by the SEC under Rule 10-01 of Regulation S-X (as amended by Regulation S-B), the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Except where otherwise specified, all dollar amounts referenced in this document are denominated in United States dollars. It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996, in the Company's Form 10-Q for the quarter ended March 31, 1997, and in the Company's Form 10-Q for the quarter ended June 30, 1997 as filed with the SEC (file number 0-23228).

PORTACOM WIRELESS, INC.
Consolidated Balance Sheets
(Unaudited and expressed in U.S. dollars)

September 30, 1997 and December 31, 1996

---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
                                                            September 30, 1997    December 31, 1996
---------------------------------------------------------------------------------------------------
Assets

Current assets:
    Cash and cash equivalents                               $            3,227    $         114,275
---------------------------------------------------------------------------------------------------
                                                                         3,227              114,275

Equipment, net                                                          72,053               12,427
Refundable deposits (note 3)                                           200,000                   --
Other assets (note 3)                                                   99,500                   --
Investments (note 3)                                                 8,000,000            8,099,500
---------------------------------------------------------------------------------------------------
Total Assets                                                $        8,374,780    $       8,226,202
===================================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued
     liabilities                                            $        2,925,387    $         650,133
    Notes payable                                                      276,585                   --
     Convertible promissory notes
      payable (note 4)                                                      --              150,000
---------------------------------------------------------------------------------------------------
Total liabilities                                                    3,201,972              800,133

Stockholders' equity:
     Share capital (note 5)
      Issued:
         Common stock (Sept. 30, 1997 - 13,576,970;                     13,630               13,118
            December 31, 1996 - 13,118,181)
      Other paid-in capital                                         18,426,845           17,193,178
Accumulated deficit                                                (13,267,667)          (9,780,227)
---------------------------------------------------------------------------------------------------
Total stockholders' equity                                           5,172,808            7,426,069
---------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders'
 Equity                                                     $        8,374,780    $       8,226,202
===================================================================================================

On behalf of the Board:  /s/  Stephen Leahy                    Director
                         ----------------------------------
                              Stephen Leahy

                         /s/  Douglas MacLellan                Director
                         ----------------------------------
                              Douglas MacLellan

See accompanying notes to condensed consolidated financial statements.    Page 1

PORTACOM WIRELESS, INC.
Condensed Consolidated Statements of Operations
(Unaudited and expressed in U.S. dollars)

Three and nine months ended September 30, 1997 and 1996
------------------------------------------------------------------------------------------------------------------------------------

                                                                                 Three Months                      Nine Months
                                                                      -------------------------------------------------------------
                                                                              1997          1996               1997           1996
-----------------------------------------------------------------------------------------------------------------------------------
Income:
   Sales                                                              $        --      $    10,000     $        --     $    10,000
   Cost of sales                                                               --               --              --              --
-----------------------------------------------------------------------------------------------------------------------------------
                                                                               --           10,000              --          10,000
   Other income                                                                --        9,000,179              --       9,003,906
-----------------------------------------------------------------------------------------------------------------------------------
                                                                               --        9,010,179              --       9,013,906
Operating expenses:
   Advertising and promotion                                          $        --      $        --     $     2,599     $     3,500
   Bad debt                                                                    --               --              --           2,513
   Consulting fees                                                         99,627           72,436         815,062         537,688
   Depreciation and amortization                                              532            1,595           1,782           1,595
   General and administrative                                              80,306           80,930         336,196         222,712
   Interest, bank and financing charges                                       403          139,670         171,296         431,731
   Legal and accounting                                                   296,732          141,360       1,190,277         459,178
   Management fees                                                         20,467           22,633          76,868          62,876
   Placement fees                                                              --               --              --         106,000
   Rent                                                                    23,698            9,232          65,104          34,904
   Travel and entertainment                                                32,719           72,179         480,106         208,276
   Wages and benefits                                                     114,791          167,235         348,151         343,345
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          669,275          707,270       3,487,441       2,414,318
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before debt settlement                                     (669,275)       8,302,909      (3,487,441)      6,599,588
-----------------------------------------------------------------------------------------------------------------------------------
Gain (loss) on settlement of debt                                              --          210,750              --        (163,856)
==================================================================================================================================
Net income (loss) for the period                                      $  (669,275)     $ 8,513,659     $(3,487,441)    $ 6,435,732
==================================================================================================================================
Net income (loss) per share                                                ($0.05)           $0.72          $(0.23)          $0.47
==================================================================================================================================
Weighted average number of common shares outstanding                   12,976,970       11,903,947      15,480,402      13,642,462
==================================================================================================================================

See accompanying notes to condensed consolidated financial statements.    Page 2

PORTACOM WIRELESS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited and expressed in U.S. dollars)

Three and nine months ended September 30, 1997 and 1996
-------------------------------------------------------------------------------------------------------------------------------
                                                                               Three Months                  Nine Months
                                                                         ------------------------------------------------------
                                                                            1997          1996           1997           1996
-------------------------------------------------------------------------------------------------------------------------------
Operations:
     Net income (loss) for the period                                    $(669,275)   $ 8,513,659    $(3,487,441)   $ 6,435,732
        Depreciation and amortization                                          532          1,595          1,782          1,595
        Fair value of investments received on settlement                        --             --             --     (8,000,000)
        Income from AAT transaction                                             --     (8,000,000)            --             --
        Net changes in working capital relating to operations:
             Accounts and notes receivable                                      --      1,806,337             --        376,082
             Accounts payable and accrued liabilities                      580,934       (503,355)     2,275,254       (702,432)
-------------------------------------------------------------------------------------------------------------------------------
Net cash used by operating activities                                      (87,809)     1,818,236     (1,210,405)    (1,889,023)

Financing:
        Issue of and subscription for common shares for cash                    --        133,250      1,234,180        553,145
        Issue of and to be issued for common shares on                          --             --             --        277,630
         settlement of debt and as non-cash consideration
        Value assigned to warrants                                              --             --             --        250,000
        Loans payable                                                           --     (1,229,000)            --      1,434,000
        Notes payable                                                       90,000             --        126,585             --
-------------------------------------------------------------------------------------------------------------------------------
Net cash generated by financing activities                                  90,000     (1,095,750)     1,360,765      2,514,775

Investing:
       Acquisition of equipment, net                                        (8,027)        (1,027)       (61,408)       (14,554)
       Investment                                                               --             --             --        (25,000)
       Other assets                                                             --        (25,000)      (200,000)
-------------------------------------------------------------------------------------------------------------------------------
Net cash generated (used) by investing activities                           (8,027)       (26,027)      (261,408)       (39,554)
-------------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                            (5,836)       696,459       (111,048)       586,198
Cash and cash equivalents, beginning of period                               9,063         55,404        114,275        165,665
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                 $   3,227    $   751,863    $     3,227    $   751,863
-------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.   Page 3

PORTACOM WIRELESS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited and expressed in U.S. dollars)

Three and nine months ended September 30, 1997
------------------------------------------------------------------------------

1. Basis of presentation:

   The condensed consolidated financial statements include the accounts of PortaCom Wireless, Inc. (the "Company") and its wholly owned and majority-owned subsidiaries from the dates of acquisition or formation. All material intercompany balances and intercompany transactions have been eliminated.

   In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position and results of operations as of and for the three and nine months ended September 30, 1997.

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

3. Investments and Other assets:

   a.  Metromedia Asia Corporation:

       As previously reported in prior periods, the Company, in consideration for agreeing to the termination of a proposed business combination with Asian American Telecommunications Corporation ("AAT"), received 2,000,000 common shares of AAT (presently held in escrow), warrants to acquire 4,000,000 common shares of AAT for a period of three years at a price of $4.00 per share, and cash consideration of

PORTACOM WIRELESS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited and expressed in U.S. dollars)

Three and nine months ended September 30, 1997
------------------------------------------------------------------------------
          $1,000,000.

          In February, 1997, the Company agreed to exchange its shares and warrants of AAT for equivalent shares and warrants of Metromedia Asia Corporation ("MAC") in connection with a business combination between AAT and MAC and a related exchange offer by MAC.

          On October 8, 1997, the Company signed a letter of intent with VDC Corporation Ltd. ("VDC") to sell its interest in MAC to VDC for 5.3 million shares of VDC common stock and up to $700,000 in cash. The letter of intent is subject to completion of definitive agreements which will be subject to shareholder consent, the completion of due diligence, regulatory approvals and filings and other necessary conditions, including resolving a majority of the Company's current debts and obligations. There is no assurance that definitive agreements for either transaction will be reached or that either transaction will be consummated in accordance with the terms set forth in the letter of intent, or at all.

       b. American Cambodian Telecom Ltd.:

          On December 26, 1996, the Company acquired an 86% interest in American Cambodian Telecom Ltd. ("ACT"), a newly formed Cambodian limited liability company under the consent of the Ministry of Posts and Telecommunications in Cambodia. ACT had been inactive to December 31, 1996.

          Under the Joint Venture agreement, the Company was required to contribute capital to ACT of at least 50 million Cambodian Riel (approximately $20,000) and to provide a refundable deposit of $200,000 within 45 business days of December 31, 1996. As of the date of this report, the required capital had been contributed and the refundable deposit had been made.

          In addition, by December 26, 1997, the Company is required to purchase the remaining 14% interest in ACT from Khmer Sameky Telecom Company, Ltd. for the sum of $1,400,000, to subsequently grant a 25% interest in ACT to the Ministry of Posts and Telecommunications of the Kingdom of Cambodia, and to increase the share capital of ACT to $5,000,000. As of the date of this report, the Company had not complied with these requirements.

     The Company reviews the underlying value of all investments on an ongoing basis and provides for declines in value that are other than temporary as they are identified. Any impairments are charged to earnings and a new cost basis for the security is established.

4.   Convertible promissory notes payable:

     Between December 19, 1995 and December 11, 1996, the Company arranged, subject to regulatory approval, private placements of convertible promissory notes having an aggregate principal amount of $2,417,000. As of December 31, 1996, convertible notes aggregating

PORTACOM WIRELESS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited and expressed in U.S. dollars)

Three and nine months ended September 30, 1997
------------------------------------------------------------------------------

     $2,267,000 were converted to common stock. As of March 31, 1997, the remaining convertible notes aggregating $150,000 had also been converted to common stock. As of September 30, 1997, accrued interest on the convertible promissory notes aggregating $182,753 was payable by the
     Company.   In addition, the Company has agreed to issue, subject to the removal of the Company from the jurisdiction of both the Vancouver Stock Exchange and the British Columbia Securities Commission, 115,296 "bonus" warrants to purchase shares of the Company's common stock, exercisable at $2.70, expiring between December 31, 1999 and February 14, 2000.

5.   Share Capital:

     (a)  Authorized:

          100,000,000 shares of common stock with a par value of $0.001 per share
          5,000,000 shares of preferred stock with a par value of $0.001 per share

     (b)  Issued common stock:

------------------------------------------------------------------------------------------------
                                               Number of        Per share    Total consideration
                                                  shares    consideration
------------------------------------------------------------------------------------------------
Balance, December 31, 1996                     13,064,506                            $17,098,946

Issued for cash on private placement              190,388            3.035               577,750

Issued as consideration for loans (g)              42,757            3.960               169,301

Issued as consideration for conversion of
 convertible promissory notes payable              55,862            2.690               150,000

Issued for cash on exercise of warrants           223,457            1.509               337,128
------------------------------------------------------------------------------------------------
Balance, September 30, 1997                    13,576,970               --           $18,333,125

To be issued on settlement of debt (f)             53,675            2.000               107,350
------------------------------------------------------------------------------------------------
Balance issued and to be issued                13,630,645                            $18,440,475
------------------------------------------------------------------------------------------------

PORTACOM WIRELESS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited and expressed in U.S. dollars)

Three and nine months ended September 30, 1997
------------------------------------------------------------------------------
     (c)  Stock options:

             As at December 31, 1996, the Company had common shares of the Company reserved for issuance on exercise of incentive stock options to 2002. Option changes for the period January 1, 1997 to September 30, 1997 were as follows:

------------------------------------------------------------------------------
Outstanding and exercisable as at December 31, 1996       1,136,183
------------------------------------------------------------------------------
Granted at $3.61 per share                                   90,000

Canceled                                                   (125,000)

Expired                                                    (296,183)
-----------------------------------------------------------------------------
Outstanding and exercisable as at September 30, 1997        805,000
-----------------------------------------------------------------------------

             Stock options are issued at the average market price per share for the ten trading days prior to the date of issuance. The Company applies APB No. 25 and related Interpretations in accounting for its option grants. Accordingly, no compensation cost has been recognized for options granted.


        (d)  Warrants:

             During the three months ended March 31, 1997, the Company, in connection with a private placement, issued warrants to purchase 72,993 shares of common stock at $2.74 per share if exercised by January 28, 1998 and $3.15 if exercised thereafter to January 28, 1999. As of September 30, 1997, none of these warrants has been exercised.

             During the year ended December 31, 1996, the Company, in connection with private placements of common stock, issued warrants to purchase 97,500 shares of common stock at $1.11 per share if exercised by November 1996, and $1.28 if exercised thereafter to November 1997. Of these warrants, 30,000 were exercised during the three months ended March 31, 1997 and 67,500 remain outstanding.
             In addition, the Company issued 461,203 warrants attached to convertible promissory notes at prices ranging from $1.49 to $3.25 per share if exercised by dates ranging from December 19, 1997 to May 7, 1998. As of September 30, 1997, 161,073 of these warrants had been exercised at $1.49 per share and 15,384 of these warrants had been exercised at $1.95 per share. In addition, the Company has agreed to issue, subject to the removal of the Company from the jurisdiction of both the Vancouver Stock Exchange and the British Columbia Securities Commission, 115,296 "bonus" warrants to purchase shares of the Company's common stock, exercisable at $2.70, expiring between December 31, 1999 and February 14, 2000.

             The Company, has, in prior periods issued warrants to purchase up to 204,878 shares

PORTACOM WIRELESS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited and expressed in U.S. dollars)

Three and nine months ended September 30, 1997
------------------------------------------------------------------------------

          of common stock at prices of between $1.28 and $1.47 per share. Of these warrants, 37,878 were exercised during 1996, 17,000 were exercised during the three months ended March 31, 1997, and the remaining 150,000 expired in the three months ended September 30, 1997.

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

     (f)  Shares to be issued on settlement of debt:

          As of September 30, 1997 53,675 shares of the Company's common stock continue to be reserved for issuance, when allowable, related to prior period debt settlements. As of September 30, 1997, the outstanding accounts payable of the Company's closed subsidiaries accounts for approximately $90,000 of total accounts payable. The Company intends to continue attempting to settle the outstanding debt on terms favorable to the Company, although no assurances about such settlement terms can be given.

     (g)  Securities to be issued for loans:

          In connection with the issuance of certain short-term debt by the Company in January 1995 and May 1996, the Company has agreed to issue, subject to regulatory approval, 85,590 "bonus" shares of common stock and 166,667 share purchase warrants, exercisable at $3.30, expiring on May 31, 1997. During 1996, regulatory approval was received for the issuance of 25,833 of these shares which were then issued by the Company. During the quarter ended March 31, 1997, regulatory approval was received for the issuance of 42,757 of these shares which were then issued by the

PORTACOM WIRELESS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited and expressed in U.S. dollars)

Three and nine months ended September 30, 1997
------------------------------------------------------------------------------

          Company. Additionally, subject to the removal of the Company from the jurisdiction of both the Vancouver Stock Exchange and the British Columbia Securities Commission, the Company has agreed to extend the expiry date of the 166,667 share purchase warrants to May 31, 1998 from May 31, 1997. As of September 30, 1997, the issuance of the remaining 17,000 shares and 166,667 warrants continued to be subject to regulatory approval.

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

     (h)  List of Directors:

          Howard Frantom, Keith Hay, Stephen Leahy, Douglas MacLellan.


6.   Contingent liabilities:

     In the current period, one of the Company's vendors, JMS North America, Inc. ("JMS")filed a Motion for Judgment with the Circuit Court of the County of Fairfax, Commonwealth of Virginia, seeking $836,614 in allegedly due consulting fees, finance charges and travel expenses. JMS further seeks $2,250,000 for alleged breach of contract and $1,500,000 for alleged fraud. The Company has disputed and intends to dispute in trial a material portion of the amounts billed and or claimed by JMS for consulting fees, finance charges and travel expenses. Additionally, the Company believes that the claims of JMS with respect to alleged fraud and alleged breach of contract are without merit and will vigorously contest them. Any such dispute, contest or pursuit of defenses by the Company to the allegations set forth by JMS will be subject to receipt of sufficient financing.

     Subsequent to the end of the quarter ended September 30, 1997, J. Michael Christiansen ("Christiansen"), filed a Complaint with the Superior Court of the State of California, seeking in excess of $350,000 plus interest, costs and undetermined exemplary and punitive damages in connection with the alleged breach by the Company of a Release and Settlement Agreement dated October 2, 1996, pursuant to which the Company was to have issued Christiansen 75,000 shares of the common stock of the Company. The Company believes that the issuance of such shares to Christiansen has been necessarily delayed pursuant to certain regulatory constraints, the removal of which the Company has continued to seek without success. The Company is presently attempting to engage legal counsel to review and opine on the merit of Christiansen's claims and to vigorously pursue any and all defenses and counterclaims determined to be available to the Company with respect to certain of the allegations set forth by Christiansen and to certain past actions of Christiansen. Any such dispute, contest or pursuit of defenses or counterclaims by the Company to the allegations set forth by Christiansen will be subject to receipt of sufficient financing.

PORTACOM WIRELESS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited and expressed in U.S. dollars)

Three and nine months ended September 30, 1997
------------------------------------------------------------------------------

     While the results of litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters, or the cost of pursuing a defense in such matters, could have a material adverse effect on the Company's ability to continue as a going concern.

7.   Related party transactions:

     Related party transactions not disclosed elsewhere in these condensed consolidated financial statements include $287,462 in accounts payable and accrued liabilities at September 30, 1997 which is owing to related parties. In the three months ended September 30, 1997, approximately $54,480 of consulting fees were charged by related parties, while approximately $20,470 of management fees were charged by related parties The Company has reimbursed expenses incurred by directors and officers on its behalf during the periods presented.

ITEM  2.  Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Background

     The corporate objective of the Company is to become a leading independent provider of wireless and wireline telecommunications services in selected developing world markets. Subject to receipt of sufficient financing on terms acceptable to the Company, it intends to pursue opportunities to build, operate and actively participate in cellular, wireless, paging, PSTN and long-distance networks in order to provide coverage and high-quality service in these markets. The Company's current business is focused on concluding the previously disclosed asset sale transaction with VDC Corporation for the sale of the Company's interest in a telecommunications business based in the Peoples Republic of China (the "VDC Transaction"), the informal composition of its outstanding indebtedness, and upon the pursuit of opportunities to either finance or dispose of its interest in its joint venture in the Kingdom of Cambodia. Due to the lack of sufficient financial resources, the Company has elected to temporarily suspend its activities related to the pursuit of opportunities to develop new telecommunications operations. However, the Company is actively pursuing opportunities to merge with or acquire one or more businesses with existing revenue-producing telecommunications operations.

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

     Since 1994, both directly and through its PIL subsidiary, the Company has engaged in initial stage efforts to evaluate the feasibility of, and attempt to secure, licensing opportunities and joint venture arrangements for the operation of wireless telephone networks as well as other state-of-the-art mobile radio communication systems and new telephone technologies. Although the establishment and operation of wireless telephone networks and other advanced communications systems will be investigated by the Company wherever strategic opportunities arise, upon resumption of its activities related to the pursuit of telecommunications opportunities (subject to financing), its principal efforts are expected to be focused upon certain Asia Pacific emerging markets, including Cambodia, India, China, Bangladesh and Vietnam.

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

     The Company formerly pursued a number of ventures in the consumer electronics and customer premise equipment sectors. PCBX developed and marketed a personal computer branch exchange which permitted the operation of a full-featured telephone network control system from a centrally located personal
computer.   Telecom entered into an agreement with Nitsuko America Corporation
("Nitsuko America") to distribute telecommunications products manufactured by Nitsuko America which were not then being distributed otherwise in the United States. Laboratories developed and marketed a line of audio speakers, as well as a proprietary audio recording and playback technology known as "SphericSound".(TM) Because of substantial losses, the associated costs of continued development, the lack of profitability by competitors and the uncertainty of marketing costs associated with commercializing both proprietary technologies and other manufacturers' products, management decided in 1995 to discontinue the development and marketing activities of PCBX, Telecom and Laboratories.

     Funding of the Company's operations since inception has been provided by:
(i) revenues from the sale of PCBX products, and, to a significantly lesser extent, the products of Telecom and Laboratories; (ii) proceeds from the sale of equity and debt securities undertaken in a series of private placement transactions; (iii) completion of an initial public offering on the Vancouver Stock Exchange during October 1992; and (iv) revenues generated as a result of the receipt of cash and securities of Asian American Telecommunications Corporation ("AAT"), the securities of which were comprised of common shares (currently held in escrow) and warrants to purchase shares of AAT's common stock and which were subsequently exchanged for an equal number of common shares (currently held in escrow) and common share purchase warrants of MAC.

Results of Operations

Quarter and Nine Months ended September 30, 1997 as Compared with Quarter and
-----------------------------------------------------------------------------
Nine Months Ended September 30, 1996.
-------------------------------------

     For the quarter and nine months ended September 30, 1997, the Company had no revenues and reported net losses from operations of $669,275 and $3,487,441, respectively. This compares to net income from operations of $8,513,659 and $6,435,732 for the respective comparable prior year periods. Net income in the prior year periods was solely and directly attributable to an agreement between the Company and AAT pursuant to which the Company received $1,000,000 in cash in addition to common stock (presently held in escrow) and warrants to purchase common stock at $4.00 per share valued at $8,000,000. There were no sales in either period due to the fact that the Company's revenue-producing subsidiaries (which were also generating significant net losses) were discontinued in 1995 and have remained inactive through the first three quarters of 1997. No sales are expected for the current year and the Company's current operations are not expected to generate revenues in the foreseeable future unless the Company earlier acquires one or more controlling interests in businesses which produce ongoing revenue from operations. No assurances can be given as to the conclusion of any future acquisitions of any such businesses.

     The Company's losses for the quarter and nine months ended September 30, 1997 represent losses of $0.05 and $0.23 per common share, respectively, as compared to earnings per common share of $0.72 and $0.47 for the respective comparable prior year periods.

     Operating expenses decreased in the quarter ended September 30, 1997 to
$669,275 from $707,270 in the quarter ended September 30, 1997.   However,
operating expenses increased in the nine months ended September 30, 1997 to $3,487,411 from $2,414,318 in the respective comparable prior year period. Of the increase in the comparable nine month periods, the most significant factor was an increase in legal and accounting expenses (discussed below).

     The increases in operating expenses were primarily related to the increase in activities of the Company with respect to investigating and negotiating agreements in principle (which have now been terminated due to the Company's inability to secure sufficient financing) to acquire a controlling interest in Microwave Communications, Ltd. ("MCL"), a paging telecommunications venture in the Republic of India (the "MCL Transactions"), the VDC Transaction, and related efforts to obtain financing, as well as expenses incurred related to the deployment by ACT of a digital wireless telecommunications system in Cambodia as compared with the increases in the comparable quarter in the prior year related to the activities of the Company with respect to the proposed acquisition of wireless interests in China, and to the other expenses discussed below. The overall decrease in operating expenses in the comparable quarters ended September 30, 1997 and 1996 resulted from a significant decrease in Interest, bank and financing charges to $403 in the current quarter from $139,670 reported in the comparable prior year quarter and a decrease in Wages and benefits to $114,791 (1996: $167,235) which decreases were partially offset by increases in Legal and accounting to $296,732 (1996: $141,360) and in Consulting fees to $99,627 (1996: $72,436).

     During the quarter and nine months ended September 30, 1997, legal and accounting expenses rose to $296,732 and $1,190,277, respectively, from $141,360 and $459,178 recorded in the respective comparable prior year periods. These increases were primarily related to the terminated MCL Transactions, the VDC Transaction and related transactions, due diligence work performed with respect to prospective transactions that were not consummated, the activities of ACT, as well as to the extensive preparation, review and revision of disclosure incorporated into the Company's public filings and other related disclosure documents.

     During the quarter and nine months ended September 30, 1997, consulting fees rose to $99,627 and $815,062, respectively, from $72,436 and $537,688 recorded in the respective comparable prior year periods. These increases were primarily related to engineering consulting services incurred with respect to the deployment by ACT of a digital wireless telecommunications system in Cambodia

     Also related to the deployment by ACT of a digital wireless telecommunications system in Cambodia, and to the terminated MCL Transactions, were increases in travel and entertainment, which increased in the nine months ended September 30, 1997 to $480,106 from the $208,276 recorded in the comparable prior year period.

     These expenses are expected to decrease significantly throughout the remainder of 1997.

Liquidity and Capital Resources

     In the nine months ended September 30, 1997, the Company realized net proceeds of $1,234,179 from the issuance of shares of common stock ($nil in the quarter ended September 30, 1997) in a private placement and exercise of share purchase warrants. The Company also issued a non convertible promissory notes for $276,585 These activities contributed to a net working capital (deficit) position as of September 30, 1997 of ($3,198,745), which is up $(2,512,887) from ($685,858) at December 31, 1996.

     The Company has incurred cumulative losses from inception through September 30, 1997 of $12,967,666 and has not yet achieved revenues sufficient to offset direct expenses and corporate overhead. As of September 30, 1997, management does not believe that revenues will likely be realized by the Company for the near term or in the foreseeable future; however, the Company expects that it will need to expend significant funds in order to conclude an informal composition of its outstanding indebtedness, develop the Cambodian Licence (which may be sold at the best terms available to the Company should management determine that substantially no prospects exist for obtaining financing in sufficient time, and in amounts sufficient, to meet the contractual financial obligations necessary for ACT to maintain the Cambodian Licence), to fund the VDC Transaction, and to obtain additional licenses and to form additional joint ventures necessary for the Company or PIL to provide wireless communications services in other markets where such opportunities are being sought. The
Company would not generate any revenues, however, until such licenses are obtained and such joint ventures are operational. Furthermore, the continuing activities associated with pursuing new opportunities would necessitate an immediate and continuing material increase in general office overhead and other costs such as general and administrative and travel and entertainment. Additionally, the Company will be required to conclude an informal composition of its outstanding indebtedness before developing future projects.

     Since inception, a substantial portion of the Company's operating capital has been provided through financing activities which have included an initial public offering and a series of private placements of common shares and
convertible promissory notes.   During the nine months ended September 30, 1997,
the Company sold 413,845 shares of common stock and 190,388 common stock purchase warrants in private placement transactions and upon the exercise of
outstanding stock options and warrants.   The Company, as of the date of this
report, is actively seeking additional financing through the private placement of equity or debt securities Although no assurances can be given as to the success of any financing through future offerings of securities, such financing will be necessary for the Company to continue as a going concern.

     Between December 19, 1995 and December 11, 1996, the Company arranged, subject to regulatory approval, private placements of convertible promissory notes having an aggregate principal amount of $2,417,000. As of December 31, 1996, convertible notes aggregating $2,267,000 were converted to common stock. As of September 30, 1997, the remaining convertible notes aggregating $150,000 had also been converted to common stock. As of September 30, 1997 accrued interest on the convertible promissory notes aggregating $182,753 was payable by
the Company.   In addition, the Company has agreed to issue, subject to the removal of the Company from the jurisdiction of both the Vancouver Stock Exchange and the British Columbia Securities

Commission, 115,296 "bonus" warrants to purchase shares of the Company's common stock, exercisable at $2.70, expiring between December 31, 1999 and February 14, 2000.

     As of September 30, 1997, the Company had 1,347,634 (805,000 options and 542,634 warrants) options and warrants outstanding which upon exercise would yield to the Company additional proceeds in excess of $3.5 million. The exercise of existing options or warrants is impossible to predict with any certainty, accordingly, management can render no assurances that any material funds will be realized upon the exercise of such options or warrants, or whether such will be exercised at all.

     Rental expense accounts for approximately $530 of fixed expenses on a monthly basis. Personnel costs presently account for approximately $35,000 of fixed expenses on a monthly basis, although a substantial portion of such costs have been accrued and not paid since April 1, 1997. Additional variable expenses, such as consulting fees, legal and accounting, travel and entertainment, utilities and miscellaneous equipment purchases (or rentals) are expected to account for between approximately $30,000 and $50,000 per month.

     In addition to fixed rental and certain personnel expenses, as of September 30, 1997, the Company (subject to financing) anticipates capital expenditures of approximately $6 million during the remainder of 1997 and approximately $25 million in 1998 in connection with the establishment and expansion of ACT's operations. The Company may also elect to exercise some or all of its MAC share purchase warrants (in the unlikely event of non-completion of the VDC Transaction) during the first six months of 1998, the purchase price for which would be $16 million assuming the exercise of all of its warrants.
Accordingly, consistent with the Company's objective of continuing as a going concern able to develop opportunities to build, operate and actively participate in cellular, wireless, paging, PSTN and long distance networks, the Company has significant additional capital requirements. There can be no assurance that the Company will be able to obtain financing in order to satisfy its present obligations and future requirements. Failure to obtain financing sufficient to fund current liabilities and short-term fixed expenses will have a material adverse effect upon the Company and its operations.

     Management does not believe that in the foreseeable future, and in any event not within the next 12 months, the Company's operations will generate sufficient cash flow to finance its working capital and capital expenditure requirements. The Company's operations will remain dependent on the Company's ability to obtain additional debt and equity financing (including from the
exercise of existing warrants).   In particular, since the Company does not
currently have any sources of revenues from operations, and as a result of continuing general and administrative expenses (including legal and accounting and including costs associated with the general administration and regulatory compliance), and ongoing funding requirements of the build out of ACT's operations, the Company is unable to meet any of its obligations to creditors at this time. At present, the Company has approximately $2.9 million in accounts payable and accrued liabilities, is a defendant in two litigation matters (See "Part II, Item 1. Legal Proceedings"), and certain other vendors have threatened suit to collect claims asserted against the Company. The Company is also presently unable to fund certain short term obligations of ACT, including required deposits for frequency allocations, prefix assignments, site leases, legal and accounting services, architectural and engineering design work, the required purchase of the remaining 14% interest in ACT, and the required capital infusion of $5,000,000.

     Accordingly, management has determined that the Company will be required in the near term to obtain debt or equity financing. The Company has been able to secure financing in the past through loans from certain stockholders; however, although management may endeavor to make similar arrangements, it has no reason to believe that these will be available in the near term or in the future.
While the Company will continue to seek both debt and equity financing, there can be no assurance that any such financing will be available on terms acceptable to the Company or at all. Failure to obtain such additional sources of financing will have a material adverse impact on the operations of ACT. Without significant positive business developments, such funding may be difficult or impossible to obtain. Furthermore, without such additional sources of financing in the near term, the Company will not be able to continue as a going concern.

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

     In particular, as of the date of this report, the Kingdom of Cambodia is experiencing ongoing civil unrest and political instability related to a seizure of power by military police action by one of the political parties comprising Cambodia's coalition government. The difficulties related to the events unfolding in Cambodia have, in the opinion of management and as of the date of this report, delayed several of the Company's deployment-related activities, and have had and may continue to have a material adverse effect upon the Company's ability to develop the license in Cambodia.

     The preceding paragraphs contain certain forward looking statements that are subject to inherent uncertainties.


Debt Settlements

     Subject to consummation of the VDC Transaction or receipt of other debt or equity financing, the Company intends to undertake an informal composition of its outstanding indebtedness and intends to secure claim releases from creditors or other claimants representing substantially all of the Company's outstanding indebtedness. The Company intends to obtain settlements of the outstanding indebtedness on terms favorable to the Company, although no assurances about such settlements or about the final terms of such settlements can be given.

     Additionally, as of September 30, 1997, 53,675 shares continue to be reserved for issuance when allowable, related to prior period settlements of the outstanding indebtedness of the Company's inactive subsidiaries, the unresolved portion of which, at September 30, 1997 accounted for approximately $90,000 of total accounts payable. The Company intends to continue attempting to settle the outstanding debt on terms favorable to the Company, although no assurances about such settlement terms can be given.

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

Bonus Shares and Warrants

     In connection with the issuance of certain short-term debt by the Company in January 1995 and May 1996, the Company has agreed to issue, subject to regulatory approval, 85,590 "bonus" shares of common stock and 166,667 share purchase warrants, exercisable at $3.30, expiring on May 31, 1997. During 1996, regulatory approval was received for the issuance of 25,833 of these shares which were then issued by the Company. During the quarter ended March 31, 1997, regulatory approval was received for the issuance of 42,757 of these shares
which were then issued by the Company.   Additionally, subject to the removal of
the Company from the jurisdiction of both the Vancouver Stock Exchange and the British Columbia Securities Commission, the Company has agreed to extend the expiry date of the 166,667 share purchase warrants to May 31, 1998 from May 31, 1997. As of September 30, 1997, the issuance of the remaining 17,000 shares and 166,667 warrants continued to be subject to regulatory approval.

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

     On May 9, 1997, the Company announced that it had signed, subject to certain conditions including regulatory approval, agreements in principle to acquire a controlling interest in Microwave Communications Limited ("MCL"), a paging telecommunications venture in the Republic of India (the "MCL Transactions"), which agreements were to have been consummated by July 15, 1997. As the Company was unable to secure financing sufficient to complete the MCL Transactions, the agreements were not consummated and have expired. Additionally, the Company was unsuccessful in its attempts to negotiate an extension to the acquisition agreements.


Effects of Inflation

     The Company does not expect inflation to materially affect its results of operations, however, it is expected that operating cost and the cost of capital equipment to be acquired in the future may be subject to general economic and inflationary pressures.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          In the current period, one of the Company's vendors, JMS North America, Inc. ("JMS")filed a Motion for Judgment with the Circuit Court of the County of Fairfax, Commonwealth of Virginia, seeking $836,614 in allegedly due consulting fees, finance charges and travel expenses. JMS further seeks $2,250,000 for alleged breach of contract and $1,500,000 for alleged fraud. The Company has disputed and intends to dispute in trial a material portion of the amounts billed and or claimed by JMS for consulting fees, finance charges and travel expenses. Additionally, the Company believes that the claims of JMS with respect to alleged fraud and alleged breach of contract are without merit and will vigorously contest them. Any such dispute, contest or pursuit of defenses by the Company to the allegations set forth by JMS will be subject to receipt of sufficient financing.

          Subsequent to the end of the quarter ended September 30, 1997, J. Michael Christiansen ("Christiansen"), filed a Complaint with the Superior Court of the State of California, seeking in excess of $350,000 plus interest, costs and undetermined exemplary and punitive damages in connection with the alleged breach by the Company of a Release and Settlement Agreement dated October 2, 1996, pursuant to which the Company was to have issued Christiansen 75,000 shares of the common stock of the Company. The Company believes that the issuance of such shares to Christiansen has been necessarily delayed pursuant to certain regulatory constraints, the removal of which the Company has continued to seek without success. The Company is presently attempting to engage legal counsel to review and opine on the merit of Christiansen's claims and to vigorously pursue any and all defenses and counterclaims determined to be available to the Company with respect to certain of the allegations set forth by Christiansen and to certain past actions of Christiansen. Any such dispute, contest or pursuit of defenses or counterclaims by the Company to the allegations set forth by Christiansen will be subject to receipt of sufficient financing.

          While the results of litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters, or the cost of pursuing a defense in such matters, could have a material adverse effect on the Company's ability to continue as a going concern.


Item 2.   Changes in Securities
          ---------------------

               None.

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None.

Item 5.   Other Events
          ------------

          None.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

            (a)  Exhibits

                 27   Financial Data Schedule

            (b)  Reports on Form 8-K

                 Date of Report      Subject Matter
                 --------------      --------------
                 October 14, 1997    Letter of Intent for
                                     Asset Sale.

                                 SIGNATURE

  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PORTACOM WIRELESS, INC.



Date:  November 14, 1997
                                By: /s/ Douglas C. MacLellan
                                    -------------------------------------
                                    Douglas C. MacLellan
                                    President and Chief Executive Officer

                                By: /s/ Michael A. Richard
                                    -------------------------------------
                                    Michael A. Richard
                                    Vice President, Accounting
                                    (principal financial officer)