Form 10-K
period 1997-12-31
PORTACOM WIRELESS INC/
filed 1998-04-15
CIK 907166

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

                  For the fiscal year ended December 31, 1997
                                            -----------------

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (NO FEE REQUIRED)

        For the transition period from ______________ to ______________


                         Commission file number 0-23228
                                                -------

                            PORTACOM WIRELESS, INC.
             (Exact Name of Registrant as Specified In Its Charter)

              Delaware                                   33-0650673
----------------------------------------        -----------------------------
      (State or other jurisdiction                    (I.R.S. Employer
    of incorporation or organization)                Identification No.)

    10061 Talbert Avenue, Suite 200
     Fountain Valley, California                            92708
----------------------------------------        -----------------------------
        (Address of principal                            (Zip Code)
         executive offices)

                                (714) 593-3234
            ------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:     None
Securities registered pursuant to Section 12(g) of the Act:

                                 Common Stock
                               ----------------
                               (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            (1)   X  YES       NO
                                 ---       ---
                            (2)   X  YES       NO
                                 ---       ---

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

     As of March 31, 1998, the aggregate market value of the Registrant's Common Stock held by non-affiliates was $6,846,577 based upon the last sales price on February 12, 1998 of ($0.80) on the Vancouver Stock Exchange. The shares of Common Stock are also traded on the NASD Electronic Bulletin Board. See "ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS."

     As of March 31, 1998, there were 13,576,970 shares of the Registrant's Common Stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

                          (1)       YES      X  NO
                                ---         ---

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                    PART I
                                    ------



FORWARD-LOOKING STATEMENTS

     Information included in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements made by PortaCom Wireless, Inc. (formerly known as "Extreme Technologies, Inc." and "International PCBX Systems, Inc." herein referred to alternatively as the "Company" or the "Registrant") involve known and unknown risks, uncertainties, and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. From time to time, information provided by the Company or statements made by its employees may contain other forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: Bankruptcy Court actions or proceedings related to the bankruptcy, risks associated with international operations, dependence on licenses, governmental regulations, technological changes, intense competition, dependence on management, the outcome of litigation to which the Company is a
party, and those described below under  "Special Considerations."   Given these
uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to forward-looking statements contained herein to reflect any change in management's expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

ITEM 1.   BUSINESS

GENERAL

     PortaCom Wireless, Inc. has engaged in initial stage efforts to evaluate the feasibility of, and attempt to secure, licensing opportunities and joint venture arrangements for the operation of wireless telephone networks as well as other state-of-the-art mobile radio communication systems and new telephone technologies. Its corporate objective has been to become a leading independent provider of wireless and wire line telecommunications services in selected developing world markets.

     The Company was formed as a British Columbia, Canada corporation in 1989. On December 23, 1996, the Company reincorporated from British Columbia to Wyoming pursuant to a procedure known as a "continuance", and on December 24, 1996, the Company merged with its wholly owned Delaware subsidiary and thereby reincorporated into Delaware. The Delaware subsidiary had been formed in 1994 for the purpose of the merger, which had been postponed for business reasons. During 1997, the Company conducted business operations both directly and through one majority owned foreign subsidiary, American Cambodian Telecom, Ltd. ("ACT") Subsequent to year end, the Company sold its equity interest in ACT. (See "American Cambodian Telecom Ltd."). The Company also has four wholly owned U.S. subsidiaries which did not operate during 1997 and which are not presently operating: PortaCom International, Ltd. ("PIL"), Extreme Telecom, Inc. ("Telecom"), PCBX Systems, Inc. ("PCBX"), and Extreme Laboratories, Inc., formerly known as Spheric Audio Laboratories, Inc. ("Laboratories").

      The Company holds a minority interest in Metromedia Asia Corporation ("MAC"), which is comprised of 2,000,000 shares of MAC common stock (presently held in escrow) and warrants to purchase 4,000,000 shares of MAC common stock at $4.00 per share. MAC is involved in the build-out of telecommunications projects in China. See "Metromedia Asia Corporation."

Sale of Principal Asset and Related Financing

     On November 25, 1997, the Company and VDC Corporation, Ltd. ("VDC") entered into an asset purchase agreement (the "Prepetition Asset Purchase Agreement"), whereby VDC agreed to buy and the Company agreed to sell its minority interest in MAC to VDC in consideration of up to $700,000 and 5.3 million shares of the
common stock of VDC (the "Asset Sale").   The Prepetition Asset Purchase
Agreement expired by its terms as of March 1, 1998. However, as of February 16, 1998, the parties entered into an amendment to the Prepetition Asset Purchase Agreement, which extended the date by which the transaction was to be consummated to April 30, 1998 together with certain additional consideration.

     In addition, funding was also provided to the Company by VDC pursuant to that certain Loan Agreement, Security Agreement, and Pledge Agreement, each dated November 10, 1997, and other documents, instruments, and notices, including UCC Financing Statements, executed delivered or recorded in connection therewith (collectively, the "Prepetition Loan Documents"), whereby VDC agreed to extend credit and advance funds to the Company in an amount not to exceed $700,000. The funds, together with all accrued interest, costs and other charges constitute the Prepetition Indebtedness, which is secured by a lien granted to VDC in and to the Company's interests in the MAC shares and warrants. VDC perfected its interest in the MAC warrants by taking possession thereof.
The MAC shares remain in the possession of MAC, which holds such shares to secure a contingent contractual indemnification obligation of the Company, which expires on January 1, 1999 assuming certain conditions have been met.

Chapter 11 Reorganization

     On March 23, 1998 (the "Petition Date"), the Company filed a voluntary petition (the "Bankruptcy") for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, District of Delaware (the
"Bankruptcy Court").   The proceeding is being administered under the caption
"In re: PortaCom Wireless, Inc.", Case No. 98-661 (PJW), pursuant to an order of the Bankruptcy Court. The following U.S. subsidiaries were not included in the bankruptcy filings: PIL, Telecom, PCBX, and Laboratories. The petition requests that the existing directors and officers of the Company be left in possession of the Company's assets and responsible for the business of the Company.

     In 1996, the Company generated revenues of approximately $9,000,000 (approximately $1,000,000 of which were cash revenues) pursuant to a Termination Agreement between the

Company and Asian American Telecommunications Corporation, the predecessor to MAC. In 1997, the Company did not generate any revenues. Due to the lack of capital resources, the Company's reduced its business activities such that operations virtually ceased. At the same time, the Company faced increasing pressure from trade creditors and litigation. See "Legal Proceedings."

     During the three months ended December 31, 1997, the Company undertook an informal settlement of its outstanding indebtedness. In certain instances, the Company was able to extinguish indebtedness by securing claim releases from creditors in consideration for discounted cash payments. In other instances, the Company and its creditors or claimants have entered into agreements (the "Prepetition Settlements") that provide for extinguishment of debt and a claim release in consideration for a portion of the shares of VDC and/or cash that the Company expects to receive in connection with the Asset Sale. The Company believes the Prepetition Settlements are enforceable and will vigorously attempt to enforce the Prepetition Settlements in the Bankruptcy, to the extent necessary. As of the Petition Date, the informal settlement would have been concluded but for a small number of significant creditors and claimants with whom the Company had been unable to reach agreements.

     Following the amendment to the Prepetition Asset Purchase Agreement, the parties agreed that the transaction could not be consummated within the time agreed upon. VDC's agreement to extend credit to the Company was intended to provide the Company with liquidity through the consummation of the Asset Sale, which was to occur prior to May 1, 1998. Facing a certain default under the Prepetition Indebtedness to VDC along with the pressures of unresolved claims and continuing litigation, the Company determined that the commencement of the Bankruptcy was advisable to maximize the value of its assets for the benefit of all creditors and equity security holders.

     VDC has committed to fund the Company's operations on a secured basis through the completion of the Asset Sale. Accordingly, the Company and VDC entered into a certain Debtor In Possession Loan, Security, and Pledge Agreement, under which VDC agreed to extend credit and advance funds to the Company (the "DIP Financing").

     As a result of the Bankruptcy, absent approval of the Bankruptcy Court, the Company is prohibited from paying, and creditors are prohibited from attempting to collect, claims or debts arising prior to the Petition Date. The consummation of a plan of reorganization is the principal objective of the Company's Bankruptcy. A plan of reorganization sets forth the means for satisfying claims and interests in the Company, including the liabilities subject to compromise. The consummation of a plan of reorganization for the Company will require the requisite vote of impaired creditors and interest holders under the Bankruptcy Code and confirmation of the plan by the Bankruptcy Court.

     The Company expects to propose a Chapter 11 plan of reorganization for itself within the time allowed for such plan to be filed exclusively by the Company. Although management expects to file a plan of reorganization in 1998, which would contemplate emergence from the Bankruptcy in 1998, there can be no assurance at this time that a plan of reorganization will be proposed by the Company or approved or confirmed by the Bankruptcy Court, or that such plan will be consummated. After the expiration of the exclusivity period, creditors of the Company have the right to propose alternative plans of reorganization. Notwithstanding the substantial assets of the Company which are expected to be available following the asset sale for distribution on a pro rata basis to the Company's equity security holders as part of any plan of reorganization, substantial likelihood exists that, immediately following such distribution, material dilution or elimination of the equity of existing shareholders may occur.

     During the Bankruptcy and subject to the approval of the Bankruptcy Court, the Company intends to consummate the Asset Sale pursuant to Section 363 of the Bankruptcy Code. The Company believes, based on the current value of the shares of VDC's common stock, that it will receive substantial value in consideration of the Asset Sale if consummated pursuant to that certain Post-Petition Asset Purchase Agreement dated March 23, 1998 between the Company and VDC. The Post-Petition Asset Purchase Agreement was amended by a stipulation entered by the Bankruptcy Court on April 6, 1998 which provides for an escrow account in the amount of $2,600,000 (minimum of $1,250,000 in cash) to be funded by VDC for the benefit of holders of priority unsecured claims and general unsecured claims. The number of VDC shares to be delivered to the escrow agent will be the difference between the value of the 5,300,000 VDC shares and the cash escrow delivered and indebtedness divided by the value of the VDC stock. The Company, as of the date of this Annual Report, is soliciting higher and better offers for the MAC shares and warrants, which may result in one or more bona fide offers which are tendered in accordance with the court approved bidding procedures and which are, in the opinion of management, both higher and better than the offer of VDC. Whether the MAC shares and warrants are sold to VDC or some third party, the proceeds from the sale will be used to fund the Company's plan of reorganization.

Inactive Subsidiaries

     PIL was formed in 1994 to evaluate the feasibility of, and attempt to secure, licensing and joint venture arrangements for the operation of wireless telephone networks, and other communication systems and technologies. As of December 31, 1996, the operations of PIL had produced no revenues or definitive licensing arrangements and management believed these operations would likely continue to remain limited in scope until certain valuable licensing arrangements or joint venture participation could be secured. During 1997, management determined that the likelihood of PIL obtaining definitive licensing arrangements had diminished substantially due to prolonged delays and apparent lack of progress. Furthermore, the Company elected to discontinue funding of the development activities of PIL until significant further progress became evident. Accordingly, due to PIL's exhausted financial resources, there is considerable doubt that any definitive licensing arrangements will be obtained by PIL during 1998, or at all.

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

     Funding of the Company's operations since inception has been provided by:
(i) revenues from the sale of PCBX products, and, to a significantly lesser extent, the products of Telecom and Laboratories; (ii) proceeds from the sale of securities pursuant to a series of private placement transactions; (iii) completion of an initial public offering on the Vancouver Stock Exchange during October 1992; and (iv) revenues generated in 1996 as a result of the AAT transaction. See "Metromedia Asia Corporation."

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

     On December 23, 1996 AAT agreed to enter into a Business Combination Agreement with Metromedia Asia Corporation ("MAC") and Metromedia International Telecommunications, Inc. ("MITI"). In connection with the Business Combination Agreement, MAC consummated, on February 28, 1997, an exchange offer for all of the outstanding shares and warrants of AAT (the "Exchange Offer"). The Company agreed to exchange all of its shares and warrants pursuant to the terms of the Exchange Offer. Under the terms of the Exchange Offer, each share of AAT common stock was exchanged for one share of MAC regular common stock, and each warrant to acquire AAT common stock at $4.00 per share was exchanged for a warrant to acquire MAC common stock at $4.00 per share. The 2,000,000 common shares of MAC will be held in escrow under the same terms and conditions as were applicable to the AAT shares which were tendered in the Exchange Offer.

American Cambodian Telecom, Ltd.

     On December 26, 1996, the Company entered into a joint venture agreement (the "Cambodian JVA") as the 86% managing partner of American Cambodian Telecommunications Ltd. ("ACT"), a limited liability company which holds a twenty-five (25) year renewable license to develop a mobile wireless system in the Kingdom of Cambodia. ACT had agreed to buy back all of the outstanding shares of its 14% joint venture partner, Khmer Sameky Telecom, Ltd., on or before December 26, 1997. Pursuant to the Cambodian JVA, after December 26, 1997 the capital structure of ACT was to change such that the Company would retain a 75% interest in ACT and the Ministry of Posts and Telecommunications of Cambodia would hold a 25% interest in ACT and would retain the right to purchase any new ACT shares issued in order to maintain a 25% interest.

     By December 26, 1997 and due to the failure to obtain funding, ACT defaulted on its obligations under the Cambodian JVA and license in that it failed to consummate the buy back agreement with respect to the shares of Khmer Sameky Telecom, Ltd. and, as a result, failed to grant the 25% interest in ACT to the Ministry of Posts and Telecommunications of Cambodia.

     Based upon representations by ACT that the Cambodian JVA had been breached and that an extension of time to remedy such breach had been vigorously pursued but not obtained, it was determined at December 31, 1997 that the Company's investment in ACT had experienced an other than temporary decline in value; furthermore, the likelihood that the $345,454 in loans made by the Company to ACT would be repaid had significantly decreased. Accordingly, the investment and advances were written down to their estimated fair value of $-0-.

     The Company has previously disclosed that it would require substantial additional capital investment to pursue the development of its planned network in Cambodia and has stated that failure to generate sufficient funds from the issuance of additional debt or equity on favorable terms and conditions would have a material adverse effect on the financial condition of the Company. Among other things, management has attributed the failure to generate sufficient funds for investment in ACT to the state of political and socioeconomic unrest which developed during 1997 as a result of a military conflict which arose between the two ruling parties of Cambodia's coalition government.

     On January 15, 1998, the Company executed a prepetition termination and settlement agreement with a former officer of the Company. Pursuant to this agreement, the Company agreed to transfer to this officer its equity interest in ACT and any rights, privileges and interests which it had in the license owned by ACT, in exchange for the officer's waiver and release of all claims he had against the Company.

Microwave Communications Limited.

     On May 9, 1997, the Company announced that it had signed, subject to certain conditions, including regulatory approval, agreements in principal to acquire a controlling interest in Microwave Communications Limited ("MCL"), a paging telecommunications venture in the Republic of India (the "MCL Transactions"). Due to the failure of the Company to secure financing sufficient to consummate the MCL Transactions, the agreements expired pursuant to their terms on July 15, 1997 and, while the Company vigorously pursued an extension, such was not obtained.

INDUSTRY OVERVIEW

Demand For Communications Services in Developing Countries.

     Many developing countries are experiencing rapid economic growth. Often, the telecommunications services presently available in these countries are inadequate to support current demand let alone such growth. To address the latent demand for communications services and to promote economic growth, governments in many developing countries have begun deregulating their telecommunications industries and encouraging the formation of private communications service providers. As a result, the Company believes there is a substantial opportunity for privately owned companies to provide wire line and wireless communications services in these countries.

     While the Company believes that the cellular telephony industry is well established in the developed world, the industry is still in its infancy in the developing world. The Company believes that wireless cellular telephony has the potential to grow rapidly in developing countries because of the poor quality of the existing wireline service, the unsatisfied demand for basic telephone service and the increasing requirements of users who want the convenience of cellular telephones. In some countries the cellular telephone network provides significantly improved access, in terms of call quality and service establishment time, to the local and international wireline network compared with the existing wireline service. In addition, developing countries are expected to benefit both from better technology and lower equipment costs than those experienced at comparable stages of market development in developed countries.

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

     There are three basic types of paging services: numeric (digital display); alphanumeric display, and tone only. Numeric paging services enable a caller, using a touchtone telephone, to transmit to a subscriber a numeric message consisting of a telephone number, an account number or coded information. Numeric pagers have memory capability to store several numeric messages which can be recalled by a subscriber when desired. Alphanumeric paging services allow subscribers to receive and store messages consisting of both letters and numbers. Alphanumeric pagers have sufficient memory to store between 500 and 5,000 characters. Advanced alphanumeric systems also permit the receiving page, by using a low power transmitter installed in the pager to send a brief reply back to the sending pager. Tone-only paging service notifies the subscriber that a call has been received by making a beeping sound or producing a vibration, but does not display numbers or messages.

BUSINESS STRATEGY

     The Company, subject to consummation of a plan of reorganization, emergence from the Bankruptcy and receipt of adequate financing, intends to become a significant provider of wireless communications services in selected developing countries, typically either through a joint venture with a local partner or as a significant participant in a corporate local venture. In some cases, the Company's local partners may have previously been granted telecommunications licences. The Company typically, although not exclusively, will play an active role in the development and management of its operating companies and developmental stage projects, and the Company will attempt to negotiate shareholder agreements that provide the Company with the right to approve key decisions at the operating company or developmental stage project level. The Company intends to operate mainly in developing markets, which it believes offer long-term growth characteristics superior to those in more developed markets. The economic growth in these markets is characterized by an expanding need for telecommunications services.

SPECIAL CONSIDERATIONS

Early Stage of Development of Wireless Projects. The successful development and commercialization of any early stage projects of the Company will depend on a number of important financial, logistical, technical, marketing, legal and other factors, the outcome of which cannot be predicted. The implementation of the Company's projects will require significant amounts of financing to fund capital expenditures, working capital requirements and other cash needs, including the costs of obtaining additional licenses. In addition, there can be no assurance that these projects will not encounter engineering, design or other operational problems. There can be no assurance that the Company can successfully develop any of its planned developmental stage projects or that any of these projects or any of its operating companies will achieve commercial success.

Negative Operating Cash Flow; Dependence on Additional Financing; No Commitments For Additional Financing. The Company has incurred net losses since its inception and had an accumulated deficit of approximately $14 million as of December 31, 1997 The Company anticipates that its net losses will increase significantly in the foreseeable future, and there can be no assurance as to whether or when the Company's operations will become profitable. The Company used cash in operations and investing activities of approximately $1.4 million in the year ended December 31, 1997, and expects such negative cash flows to continue and possibly increase in the period immediately following its planned emergence from the Bankruptcy. Because of such negative cash flow and negative working capital and the capital intensive nature of the Company's business, the Company will require continuing sources of outside debt and equity financing to fund its working capital needs, investments and other cash requirements. In addition, the Company intends to pursue aggressively additional opportunities for wireless projects and anticipates that it will require additional sources of financing in order to pursue those projects. However, the Company has no commitments or arrangements for additional financing, and there can be no assurance that any additional debt or equity financing will be available to the Company on acceptable terms when required by the Company or at all. If adequate sources of additional financing are not available, the Company will be forced to delay, scale back or eliminate its projects or to liquidate any investments it may acquire.

Joint Venture and Investment Arrangements. The Company intends to conduct its business operations through joint ventures with local strategic partners and through investments in local companies that have previously been granted licenses. Its participation in each joint venture and investment will differ from market to market and the Company may not have majority ownership interests in some such joint ventures or investments. Even when the Company does have a majority ownership interest, the Company's ability to withdraw funds, including dividends, from its participation in, and to exercise management control over, joint ventures and investments therein, will be dependent in some cases on receiving the consent of the other participants, over which the Company may have no control. While the precise terms of the arrangements will vary, the Company's joint venture interests or investments may be adversely affected in the event that disagreements develop with joint venture partners or majority shareholders in a particular project.

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

Technological Risk; Risk of Obsolescence. The Company expects that its developmental stage projects will generally use new and emerging technologies. Although many of the technologies to be used in the future by the Company have been developed by large international telecommunications companies, most are expected to be advanced technologies which have only recently been developed and commercially introduced. There can be no assurance that any operating companies and or developmental stage projects will not experience technical problems in the commercial deployment of these technologies, particularly because they are being introduced in developing countries. In addition, the technology used in wireless communications is evolving rapidly and one or more of the technologies planned to be utilized by the Company may be unpopular with its customers or may become obsolete, which in either case would likely have a material adverse effect on the Company. There can be no assurance that the Company will be able to keep pace with ongoing technological changes in the wireless telecommunications industry.

Risk of Modification or Loss of Licenses; Uncertainty as to the Availability, Cost and Terms of Licenses; Restrictions on Licenses. The Company's ability to obtain new licenses in the future is essential to the Company's operations. However, these licenses are typically granted by governmental agencies in developing countries, and there can be no assurance that these governmental agencies will not seek to unilaterally limit, revoke or otherwise adversely modify the terms of these licenses in the future, any of which could have a material adverse effect on the Company, and the Company may have limited or no legal recourse if any of these events were to occur. In addition, there can be no assurance that renewals to these licenses will be granted or, if renewed, that the renewal terms will not be substantially less favorable to the Company than the original license terms, any of which could have a material adverse effect on the Company. Likewise, there can be no assurance that the Company's operating companies and developmental stage projects, if any, will obtain any or all of the licenses necessary for their proposed operations.

Dependence on Partners. The Company will generally continue to depend on local partners to obtain required licenses in all of its wireless projects. In addition, in order to pursue larger scale projects, including certain WLL projects, the Company is often dependent on strategic partners with resources beyond those of the Company. In WLL projects, the Company may require the participation of a larger telecommunications company possessing the substantial capital and operating resources required to finance and deploy a WLL system. The failure of the Company to identify and enter into relationships with strong partners, or the failure of those partners to provide these resources, may have a material adverse effect on the Company.

Construction Risks. The operating companies and developmental stage projects in which the Company intends to invest typically will require substantial construction of new wireless networks and additions to existing wireless networks. Construction activity will require the operating companies and developmental stage projects, if any, to obtain qualified subcontractors and necessary equipment on a timely basis, the availability of which varies significantly from country to country. Construction projects are subject to cost overruns and delays not within the control of the operating company or the developmental stage project or its subcontractors, such as those caused by acts of governmental entities, financing delays and catastrophic occurrences. Delays also can arise from design changes and material or equipment shortages or delays in delivery. Accordingly, there can be no assurance that the operating companies or developmental stage projects will be able to complete current or future construction projects within the amount budgeted or within the time periods projected, or at all. Failure to complete construction within the amount budgeted or on a timely basis could jeopardize subscriber contracts, franchises or licenses and could have a material adverse effect on the Company. In particular, telecommunications licenses often are granted on the condition that network construction be completed or commercial operations be commenced by a specified date. Failure to comply with these deadlines could result in the loss or revocation of the licenses.

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

Regulation. The wireless services of the Company's developmental stage projects, if any, are subject to governmental regulation, which may change from time to time. There can be no assurance that material and adverse changes in the regulation of the Company's future operating companies or developmental stage projects will not occur in the future. Such regulations can encompass foreign ownership restrictions, service requirements, restrictions on interconnection of wireless systems to government-owned or private telephone networks, subscriber rate-setting, technology and construction requirements, among others. These regulations may be difficult to comply with, particularly given demographic, geographic or other issues in a particular market. Further, changes in the regulatory framework may limit the ability to add subscribers to developing systems. An operating company's or developmental stage project's failure to comply with applicable governmental regulations or operating requirements could result in the loss of licenses or otherwise could have a material adverse effect on the Company.

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

     Government actions in the future could have a significant adverse effect on economic conditions in a developing country or may otherwise have a material adverse effect on the Company and its operating companies and developmental stage projects. Expropriation, confiscatory taxation, nationalization, political, economic or social instability or other developments could materially adversely affect the value of the Company's interests in operating companies and developmental stage projects in particular developing countries. The Company has been and may continue to be adversely affected by political or social unrest or instability in foreign countries. Such unrest or instability resulting from political, economic, social or other conditions in foreign countries has had and could continue to have a material adverse effect on the Company.

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

COMPETITION

     Because the implementation of wireless technologies is at an early stage of development in many developing countries, the Company believes there are significant opportunities to form, develop and operate companies that deploy these technologies. The Company believes its business will become increasingly competitive, particularly as businesses and foreign governments realize the market potential of wireless technologies. A number of large American, Japanese and European companies, including regional Bell operating companies and major international carriers, are actively engaged in programs to develop and commercialize wireless technologies in developing countries. Most of these companies have substantially greater financial and other resources, research and development staffs and technical and marketing capabilities than the Company. The Company's operating companies and developmental stage projects will frequently compete against traditional land-line companies (i.e. local telephone companies), cellular telephone companies and direct competitors using the same wireless technologies as the operating companies. The Company's competitive strategy depends on the service offered and the competitor. For example, the Company's strategy is to form CDMA operating companies to compete against cellular telephone service providers by offering greater functionality at lower cost, particularly for business users, to compete against traditional land-line carriers by offering better service, faster deployment and lower construction costs and to compete against direct competitors, including those formed by large American, Japanese and European companies, by relying on local partners to obtain operating licenses and provide access to existing telecommunications asset bases. There will, however, be increasing competition for licenses; and there will be increased competition once licenses are obtained from both other wireless operators and, in some cases, from government-owned telephone companies. Although the Company intends to employ new technologies, there will be a continuing competitive threat that even newer technologies will render the wireless systems employed by certain operating companies obsolete. There is no assurance that any of the Company's operating companies or developmental stage projects, if any, will compete successfully in the marketplace.

PATENTS AND PROPRIETARY TECHNOLOGY

     The Registrant has applied for, and subsequently elected to abandon applications for, copyrights and patents on several of its products, and trade names and trademarks related to discontinued lines of business which are no longer material to the operations of the Registrant. The Registrant does not have or use patents, trademarks, or proprietary technology in its current or projected business operations.

EMPLOYEES

     As of December 31, 1997, the Registrant employed three persons who were each executive officers of the Registrant.

ITEM 2. DESCRIPTION OF PROPERTY

     The  Registrant's executive offices are located at 10061 Talbert Ave, Suite
#200, Fountain Valley, CA 92708.   These facilities, which consist of a rented
office and telephone equipment, are occupied pursuant to a month to month arrangement at a rental expense of $530 per month.

     In the opinion of management as at December 31, 1997, the Registrant's properties were adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

     During 1997, one of the Company's vendors, JMS North America, Inc. ("JMS") filed a Motion for Judgment with the Circuit Court of the County of Fairfax, Commonwealth of Virginia, seeking $836,614 in allegedly due consulting fees, finance charges and travel expenses. JMS further seeks $2,250,000 for alleged breach of contract and $1,500,000 for alleged fraud. The Company has disputed and intends to dispute in trial a material portion of the amounts billed and or claimed by JMS for consulting fees, finance charges and travel expenses. Additionally, the Company believes that the claims of JMS with respect to alleged fraud and alleged breach of contract are without merit and will vigorously contest them.

     During 1997, J. Michael Christiansen ("Christiansen"), filed a Complaint with the Superior Court of the State of California, seeking in excess of $350,000 plus interest, costs and undetermined exemplary and punitive damages in connection with the alleged breach by the Company of a Release and Settlement Agreement dated October 2, 1996, pursuant to which the Company was to have issued Christiansen 75,000 shares of the common stock of the Company. The Company believes that the issuance of such shares to Christiansen has been necessarily delayed pursuant to certain regulatory constraints, the removal of which the Company has continued to seek without success. The Company is presently attempting to engage legal counsel to review and opine on the merit of Christiansen's claims and to vigorously pursue any and all defenses and counterclaims determined to be available to the Company with respect to certain of the allegations set forth by Christiansen and to certain past actions of Christiansen.

     On March 23, 1998, the Company filed a voluntary petition pursuant to Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). Accordingly, pursuant to 11 U.S.C. (S) 362, the proceedings described above have been automatically stayed. The Company intends to object to the claims of JMS and Christiansen and to pursue its rights, remedies and defenses in the bankruptcy case.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


1.        MARKET INFORMATION
          ------------------

     The Registrant's common stock is currently listed on the Vancouver Stock Exchange under the symbol "PCW". The Registrant's securities became publicly traded by virtue of an initial public offering of 1,000,000 shares of the Company's common stock completed on October 1, 1992. On October 5, 1993, pursuant to an exemption of the Securities Exchange Act of 1934 (the "Exchange Act") under Rule 12 g 3-2(b) promulgated under the Exchange Act, the Registrant commenced trading of its common stock within the United States on the over-the-counter market on the NASD Electric Bulletin Board ("EBB") under the symbol "IPCBF." The Company subsequently waived its exemption and registered under the Exchange Act. For the period of July 30, 1996 to December 31, 1996, the trading symbol on the EBB was "PCWIF" and, since December 31, 1996, the trading symbol on EBB has been "PCWR." The following table sets forth the high and low bid prices of the Registrant's common stock as reported by the Vancouver Stock Exchange daily trading summary for the Registrant's last two fiscal years for the period ended December 31, 1997.

                             VANCOUVER STOCK EXCHANGE
                          -------------------------------
                          (EXPRESSED IN CANADIAN DOLLARS)

Calendar Quarter               High           Low
----------------               ----           ---
First Quarter, 1996           $4.00          $1.30

Second Quarter, 1996          $8.40          $3.20

Third Quarter, 1996           $6.25          $3.80

Fourth Quarter, 1996          $4.25          $2.75

First Quarter, 1997           $5.30          $3.30

Second Quarter, 1997          $4.50          $3.01

Third Quarter, 1997           $3.15          $0.70

Fourth Quarter, 1997          $1.60          $0.75

     On February 13, 1998, trading of the Company's common stock was halted on the Vancouver Stock Exchange due to the occurrence of a transaction subject to the review and prior approval of the Vancouver Stock Exchange. On March 2, 1998, the Vancouver Stock Exchange suspended the Company's common stock from trading due to nonpayment of its annual fees.

     The following table sets forth the high and low bid prices as reported by the EBB for each quarterly period for the Registrant's last two fiscal years for the period ended December 31, 1997.



                           UNITED STATES BULLETIN BOARD/(1)/
                          ------------------------------------
                          (EXPRESSED IN UNITED STATES DOLLARS)
Calendar Quarter                High                Low
----------------                ----                ---
First Quarter, 1996           $2.95               $1.00

Second Quarter, 1996          $7.45               $2.42

Third Quarter, 1996           $4.50               $2.75

Fourth Quarter, 1996          $3.32               $2.34

First Quarter, 1997           $3.87               $2.25

Second Quarter, 1997          $3.12               $2.00

Third Quarter, 1997           $2.25               $0.50

Fourth Quarter, 1997          $1.09               $0.44

(1) The table sets forth the high and low bid prices as reported by the EBB for each quarterly period in 1996, and the high and low bid prices as reported by the EBB for each quarterly period in 1997.

2.   HOLDERS
     -------

     The number of record holders of the common stock as of December 31, 1997 was 109. The Registrant believes it has over 2,000 beneficial holders of its common stock.

3.   DIVIDENDS
     ---------

     The Registrant has not paid any cash dividends on its common stock to date, and does not anticipate or contemplate paying cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business. Furthermore, the declaration and payment of any cash dividends will be subject to approval by the Bankruptcy Court.

4.   RECENT SALES OF UNREGISTERED SECURITIES.
     ---------------------------------------

     On January 27, 1997, the Company issued 26,862 shares of common stock to an accredited individual in consideration for the conversion of a convertible promissory note for $75,000.

     On February 3, 1997, the Company issued 42,755 shares of common stock to Morris Magid, an accredited individual, in consideration for loans which had been made to the Company.

     On February 7, 1997, the Company granted to certain employees options to acquire an aggregate of 90,000 shares of common stock at an exercise price of $3.61 per share.

     On February 14, 1997, the Company issued 72,993 Units, each comprised of one share of common stock and the one warrant to purchase shares of the Company's common stock, for cash in a private placement for consideration of $200,000.

     On May 20, 1997, the Company issued 15,384 shares of common stock to an accredited individual for cash in consideration for the exercise of a stock purchase warrant for 29,999 shares of common stock.

     On June 30, 1997, the Company issued 60,241 Units, each comprised of one share of common stock and one warrant to purchase shares of the Company's Common Stock, to an accredited investor for cash in a private placement for consideration of $200,000.

     The issuance of all such securities was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

ITEM 6.   SELECTED FINANCIAL DATA

The following selected historical financial information of the Company is qualified by reference to and should be read in conjunction with the financial statements and notes thereto included elsewhere herein. The selected financial information set forth below for the fiscal year ended December 31, 1997 is derived from the financial statements of the Company audited by Cogen Sklar LLP, independent public accountants, which are included elsewhere herein. The selected financial information set forth below for the fiscal year ended December 31, 1996, the fiscal transition period ended December 31, 1995, and the fiscal years ended March 31, 1995, and 1994 is derived from the financial statements of the Company audited by KPMG, independent public accountants, which are not included in this report.

                                  DECEMBER      DECEMBER        DECEMBER       MARCH 31,    MARCH 31,
                                 31, 1997     31, 1996 (1)    31, 1995 (2)       1995         1994
                                 --------------------------------------------------------------------
                                (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AND WEIGHTED AVERAGE DATA)
Net sales or operating                  --            9,014              56         (212)         375
 revenues

Income (loss) from                  (4,141)           4,732          (1,880)      (7,145)      (3,205)
 continuing operations

Income (loss) from                   (0.32)            0.38           (0.20)       (0.90)       (0.48)
 continuing operations per
 share of common stock

Weighted average common             12,866           12,622           9,000        7,975        6,742
 shares and equivalents (3)

Total assets                         8,022            8,226             988          337        2,331

Long term obligations                   --               --              --           --        1,037

(1) Results for 1996 were significantly affected by the acquisition of cash and common stock of MAC. See "Item 1.: Business; Business of PortaCom Wireless, Inc."
(2)  Nine month fiscal transition period ending December 31, 1995
(3)  Expressed in thousands of common shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     In 1995 the Company changed its fiscal year end from March 31 to December
31. Accordingly, the discussion set forth below includes a comparison of the fiscal year ended December 31, 1996 to the nine month transition period ended December 31, 1995 (the "Transition Period") and a comparison of the Transition Period to the fiscal year ended March 31, 1995. Because the Company discontinued its previous business in 1995, the Company does not believe such presentation is meaningful, and, in addition, the Company believes that historical results are not indicative of future results.

RESULTS OF OPERATIONS
---------------------

Fiscal Year Ended December 31, 1997 Compared with the Fiscal Year Ended December
--------------------------------------------------------------------------------
31, 1996
--------

     For the year ended December 31, 1997, the Company had no revenues and reported a net loss of ($4,099,619), or ($0.32) per share. This compares to net
income of $5,139,662, or $0.41 per share for 1996.   Net income in 1996 was
solely and directly attributable to an agreement between the Company and AAT pursuant to which the Company received $1,000,000 in cash in addition to common stock (presently held in escrow) and warrants to purchase common stock at $4.00 per share valued at $8,000,000. There were no sales in 1997 due to the fact that the Company did not acquire any operating business nor did its Cambodia project become operational. In addition, its revenue-producing subsidiaries (which were also generating significant net losses) were discontinued in 1995 and remained inactive through 1997. No sales are expected for 1998 and the Company's near term operations, if any, are not expected to generate revenues in the foreseeable future unless the Company earlier acquires one or more controlling interests in businesses which produce ongoing revenue from operations. No assurances can be given as to the consummation of any future acquisitions of any such businesses.

     Operating expenses decreased slightly in the year ended December 31, 1997 to $4,141,208 from $4,281,558 in the year ended December 31, 1996, a decrease of
$140,350.   While the overall decrease in operating expenses is not material, significant increases in certain expense categories from 1996 to 1997 did occur, the most significant of which was in legal and accounting expense (discussed below).

     The decrease in operating expenses in 1997 occurred while the activities of the Company were focused upon investigating and negotiating the MCL Transactions, the Asset Sale, and related efforts to obtain financing, as well as expenses incurred related to the planned deployment of ACT's wireless system in Cambodia as compared with the general increases experienced in 1996 related to the activities of the Company with respect to the proposed acquisition of wireless interests in China, and to the other expenses discussed below. The individual increases in certain operating expenses over 1996 were partially offset by a decrease in placement fees related to capital raising activities to $-0- (1996: $106,000), a significant decrease in interest, bank and financing charges to $182,161 in 1997 from $627,234 reported in 1996 (a decrease of $445,073), and a more significant decrease in write-down of promissory notes receivable and investment to $360,721 from $1,046,710 in 1996 (a decrease of $685,989).

     During the year ended December 31, 1997, legal and accounting expenses rose to $1,267,109 from $727,882 recorded in 1996 (an increase of $539,227). This increase was primarily related to the terminated MCL Transactions, the Asset Sale and related transactions, due diligence work performed with respect to prospective transactions that were not consummated, the activities of ACT, as well as to the extensive preparation, review and revision of disclosure incorporated into the Company's public filings and other related disclosure documents.

     Travel and entertainment expenses increased in the year ended December 31, 1997 to $544,961 from the $273,726 recorded in 1996 (an increase of $271,235).
This increase was related to the deployment of ACT's wireless system in Cambodia, and to the terminated MCL Transactions.

     During the year ended December 31, 1997, consulting fees rose to $849,309 from $619,292 recorded in 1996 (an increase of $230,017). This increase was primarily related to engineering consulting services charged with respect to the deployment of ACT's wireless system in Cambodia.

Fiscal Year Ended December 31, 1996 Compared with the Nine Month Fiscal
-----------------------------------------------------------------------
Transition Period Ended December 31, 1995 (the "Transition Period")
-------------------------------------------------------------------

     For the fiscal year ended December 31, 1996, the Company reported net income of $5,139,662 with sales of $10,000 and other income of $9,003,943 compared to a loss in the Transition Period of $1,334,480 on sales of $143,652 and no other income. Expressed in terms of earnings (loss) per share of common stock, results from operations for 1996 as compared with those for the Transition Period were $0.41 per share and ($0.14) per share, respectively.

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

     The reported decrease in net sales was due to the fact that the Company's revenue-producing subsidiaries (which were also generating significant net losses) were discontinued in 1995 and remained inactive throughout 1996. Additionally, the Company's revenue-producing activities from ongoing operations, with the exception of those directly related to the AAT agreement,
remained limited in scope throughout 1996.   Sales are expected to remain at
substantially the same level for the current year and the Company's operations are not expected to generate revenues until 1998.

      All of the 1996 sales were attributable to consulting activities of the Company, whereas substantially all of the sales in the Transition Period were attributable to the Company's PCBX systems and related products, with Telecom and Laboratories accounting for a nominal portion of Transition Period Sales.

     Cost of sales fell in 1996 to $-0- from $87,391 in the Transition Period. This decline in cost of sales was primarily due to the Company's current business development activities not including the manufacture or resale of equipment as was the case in the Transition Period. Furthermore, the cost of sales for 1996 is not comparable to that of prior periods due to the closure of the Company's revenue producing subsidiaries in August 1995.

     Operating expenses increased in 1996 to $4,281,558 from $1,936,665 in the Transition Period, an increase of $2,344,893. Of this increase, the most significant factor was a write down of promissory notes receivable and investment related to PIL and PWC.

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

     During the fiscal year ended December 31, 1996, interest and bank charges rose to $627,234 from $73,394 recorded in the Transition Period. This $553,840 increase was primarily related to interest accrued on the $2,417,000 in convertible promissory notes.

     Additional factors included increases in legal and accounting, consulting fees, general and administrative, and travel expenses. Legal and accounting expenses increased to $727,882 from $273,665 (an increase of $454,217). Consulting expenses increased to $619,292 from $327,132 (an increase of $292,160). General and administrative expenses increased to $306,950 from $114,526 (an increase of $192,424). These increases were partially offset by decreases in depreciation, bad debt, rent, wages and benefits, advertising and promotion, and research and development expenses. The Company's operating expenses as a percentage of sales in 1996 are not comparable to the prior period due to the closure of the Company's revenue-producing subsidiaries in August 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     During 1997, the Company's cash and cash equivalents decreased by $99,205. Although the Company generated $1,274,368 from financing activities, the
Company's operations utilized net cash of  $1,373,573.   These activities
contributed to a net working capital deficit as of December 31, 1997 of $3,553,421, which is up $2,867,563 from $685,858 at December 31, 1996.

     The Company has incurred cumulative losses from inception through December 31, 1997 of $13,879,846 and has not achieved revenues sufficient to offset direct expenses and corporate overhead.

     Since inception, a substantial portion of the Company's operating capital has been provided through financing activities which have included an initial public offering, a series of private placements of common stock, unsecured debt financing, and more recently, secured debt financing. During 1997, the Company sold 469,707 shares of common stock and 190,388 common stock purchase warrants in private placement transactions, upon the exercise of outstanding warrants, and upon the conversion of convertible promissory notes. Although no assurances can be given, it is expected that, upon emergence from the Bankruptcy, the Company will be required to obtain financing through offerings of securities in order for the Company to continue as a going concern. Furthermore, the resumption by the Company of activities associated with pursuing new opportunities would necessitate an immediate continuing material increase in general office overhead and other costs such as general and administrative, legal and accounting, and travel and entertainment. Failure to obtain sufficient financing will have a material adverse effect upon the reorganized Company.

     Between December 19, 1995 and December 11, 1996, the Company arranged, subject to regulatory approval, private placements of convertible promissory notes having an aggregate principal amount of $2,417,000. As of December 31, 1996, convertible notes aggregating $2,267,000 were converted into common stock. As of December 31, 1997, the remaining convertible notes aggregating $150,000 had also been converted to common stock. As of December 31, 1997, accrued interest on the convertible promissory notes aggregating $188,003 was payable by
the Company.   In addition, the Company has offered to issue, subject to the removal of the Company from the jurisdiction of both the Vancouver Stock Exchange and the British Columbia Securities Commission, 115,296 "bonus" warrants to purchase shares of the Company's common stock, exercisable at $2.70, expiring between December 31, 1999 and February 14, 2000. In the opinion of management, the likelihood can be considered to be remote that the conditions under which the "bonus" warrants may be issued will ever arise.

     As of December 31, 1997, the Company had 625,000 options and 473,134 warrants outstanding which, upon exercise, would yield to the Company additional proceeds in excess of approximately $2.9 million. The exercise of existing options or warrants is impossible to predict with any certainty. Accordingly, management can render no assurances that any material funds will be realized upon the exercise of such options or warrants, or whether such will be exercised at all.

      Rental expense accounts for approximately $550 of fixed expenses on a monthly basis. Personnel costs, which could increase substantially during 1998 should the Company emerge from the Bankruptcy during 1998, presently account for less than $7,500 of fixed expenses on a monthly basis. Additional variable expenses, such as consulting fees, legal and accounting, travel and entertainment, utilities and miscellaneous equipment purchases (or rentals) are expected to account for between approximately $30,000 and $50,000 per month.

     Management does not believe that in 1998 the Company's operations, if any, will generate sufficient cash flow to finance its working capital and any capital expenditure requirements. The Company will remain dependent on management's ability to obtain additional debt and equity financing (including from the DIP Financing facility). The Company has been able to secure financing in the past through loans from certain stockholders, although management has no reason to believe that similar arrangements will be available in the future. While the Company will continue to seek both debt and equity financing, there can be no assurance that any such financing will be available on terms acceptable to the Company or at all. Without such additional sources of financing, the Company will not be able to continue as a going concern once it emerges from the Bankruptcy.

     The political systems of the countries in which the Company may seek to establish joint venture operations are in many cases emerging from legacies of totalitarianism or civil unrest. In addition, many of the economies are weak, volatile and reliant on foreign assistance. Free market reforms undertaken by some of these countries face uncertain success and may lead to further economic instability. These factors may adversely affect the Company's future business activities and results of operations. The laws, rules and regulations applicable to the Company's activities in developing countries are generally new, subject to change and incomplete. There can be no assurance that local laws, rules and regulations will become stable or complete in the future, or that changes thereto will not materially adversely affect the operations of the Company. All of the Company's joint venture operations are expected to be outside the United States. As a result, such operations are exposed to currency fluctuations and the need to comply with a variety of foreign laws, including laws that control currency exchanges and currency repatriation. The Company does not hedge its foreign currency risks. There can be no assurance that the Company's future operations will not be adversely affected by such factors.

Investment in ACT

     Although the Company held an 86% interest in ACT at December 31, 1997, at such date it was determined that this investment had experienced an other than temporary decline in value and a significantly decreased likelihood that the $345,454 in loans would be repaid. Accordingly, the investment and advances were written down to their estimated fair value of $-0-. In addition, ACT advised the Company that equipment aggregating $61,221 was found to be missing and presumed stolen during the political coup that occurred in Cambodia in 1997 and that, as of December 31, 1997, ACT had breached the terms of its joint venture contract, raising substantial doubt as to the recoverability of the $200,000 deposit which ACT had paid to the Ministry of Posts and Telecommunications in Cambodia earlier in the year. Accordingly, these assets have been written off, and a loss of $360,721 has been charged to operations in 1997. ACT was sold in January 1998 as part of the consideration for a prepetition termination and settlement agreement with a former officer to whom the Company owed unpaid wages and expenses.

Bonus Shares and Warrants

     In connection with the issuance of certain short-term debt by the Company in January 1995 and May 1996, the Company has offered to issue, subject to regulatory approval, 85,590 "bonus" shares of common stock and 166,667 common stock purchase warrants, exercisable at $3.30, expiring one year after issuance. During 1996, regulatory approval was received for the issuance of 25,833 of these shares which were then issued by the Company. During 1997, regulatory approval was received for the issuance of 42,757 of these share which were then issued by the Company. As of December 31, 1997, the issuance of the remaining 17,000 shares and 166,667 warrants continued to be subject to regulatory approval. In the opinion of management, the likelihood can be considered to be remote that the conditions under which the remaining shares and warrants may be issued will ever arise.

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

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders
PortaCom Wireless, Inc.

We have audited the accompanying consolidated balance sheet of PortaCom Wireless, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PortaCom Wireless, Inc. and Subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that PortaCom Wireless, Inc. will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the company has had recurring losses from operations and had a working capital deficit of approximately $3,553,000 at December 31, 1997. In addition, on March 23, 1998, the company filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. These matters raise substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. As a result of the reorganization proceedings, the company may sell or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, the confirmation of a plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                    COGEN SKLAR LLP


Bala Cynwyd, Pennsylvania
April 10, 1998

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

We conducted our audits in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material mis-statement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

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

Chartered Accountants


Vancouver, Canada

January 15, 1997

COMMENTS BY AUDITOR FOR U.S. READERS ON CANADA-U.S. REPORTING DIFFERENCE

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in note 1 to the consolidated financial statements. Our report to shareholders dated January 15, 1997 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.


KPMG

Chartered Accountants

Vancouver, Canada

January 15, 1997

                            PORTACOM WIRELESS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                      December 31,    December 31,
                                                                          1997            1996
                                                                      -------------   -------------
         ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                           $     15,070     $   114,275

INVESTMENTS                                                              8,000,000       8,099,500

EQUIPMENT, Net                                                               6,181          12,427

OTHER ASSETS                                                                   520               -
                                                                      ------------     -----------
TOTAL ASSETS                                                          $  8,021,771     $ 8,226,202
                                                                      ============     ===========

 CAPTION>
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued liabilities                            $  3,209,001     $   650,133
  Notes payable                                                            359,490         150,000
                                                                      ------------     -----------

TOTAL CURRENT LIABILITIES                                                3,568,491         800,133
                                                                      ------------     -----------
STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 100,000,000 shares authorized;
    13,576,970 and 13,118,181 shares issued and outstanding                 13,576          13,118
  Preferred stock, $.001 par value, 5,000,000 shares authorized;
    no shares issued                                                             -               -
  Additional paid-in capital                                            18,319,550      17,193,178
  Accumulated deficit                                                  (13,879,846)     (9,780,227)
                                                                      ------------     -----------
TOTAL STOCKHOLDERS' EQUITY                                               4,453,280       7,426,069
                                                                      ------------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  8,021,771     $ 8,226,202
                                                                      ============     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            PORTACOM WIRELESS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Year Ended             Nine Months
                                                   -----------------------------       Ended
                                                   December 31,     December 31,    December 31,
                                                       1997            1996            1995
                                                   -------------   -------------    -----------
SALES, Net                                         $          -     $    10,000     $   143,652

COST OF GOODS SOLD                                            -               -          87,391
                                                    -----------     -----------     -----------
                                                              -          10,000          56,261
                                                    -----------     -----------     -----------
OPERATING EXPENSES
  Advertising and promotion                               2,625           3,545          60,820
  Bad debts                                                   -           2,513          80,628
  Consulting fees                                       849,309         619,292         327,132
  Depreciation                                            4,664           2,127         143,786
  General and administrative                            345,140         306,950         114,526
  Interest, bank charges and financing charges          182,161         627,234          73,394
  Legal and accounting                                1,267,109         727,882         273,665
  Management fees                                        97,569          86,013          49,436
  Placement fees                                              -         106,000               -
  Rent                                                   52,050          40,371         141,568
  Research and development                                    -           4,530          60,437
  Travel                                                544,961         273,726          97,948
  Wages and benefits                                    434,899         434,665         513,325
  Write-down of promissory notes receivable and
    investment                                          360,721       1,046,710               -
                                                    -----------     -----------     -----------
                                                      4,141,208       4,281,558       1,936,665
                                                    -----------     -----------     -----------
LOSS FROM OPERATIONS                                 (4,141,208)     (4,271,558)     (1,880,404)

OTHER INCOME                                                595       9,003,943               -
                                                    -----------     -----------     -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM              (4,140,613)      4,732,385      (1,880,404)

GAIN ON SETTLEMENT OF DEBT                               40,994         407,277         545,924
                                                    -----------     -----------     -----------
NET INCOME (LOSS) FOR THE PERIOD                    $(4,099,619)    $ 5,139,662     $(1,334,480)
                                                    ===========     ===========     ===========

  Income (loss) before extraordinary item           $     (0.32)    $      0.38     $     (0.20)
  Extraordinary item                                          -            0.03            0.06
                                                    -----------     -----------     -----------
NET INCOME (LOSS)                                   $     (0.32)    $      0.41     $     (0.14)
                                                    ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON
 STOCK OUTSTANDING                                   12,865,535      12,621,945       8,999,863
                                                    ===========     ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            PORTACOM WIRELESS, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                     Additional
                                                         Common       Paid-In      Accumulated
                                                          Stock       Capital        Deficit
                                                         -------    -----------    ------------
BALANCE, MARCH 31, 1995 - After giving retroactive
   effect to change in authorized common stock           $15,215    $10,070,455    $(13,585,409)

NINE MONTHS ENDED DECEMBER 31, 1995
 Common stock issued
     For cash                                              1,025      1,229,806               -
     On settlement of debt                                 1,256      2,511,864               -

NET LOSS FOR THE PERIOD                                        -              -      (1,334,480)
                                                         -------    -----------    ------------
BALANCE, DECEMBER 31, 1995                                17,496     13,812,125     (14,919,889)

YEAR ENDED DECEMBER 31, 1996
  Common stock issued
     For cash                                                299        552,847               -
     On settlement of liabilities                            176        306,353               -
     On conversion of promissory notes                     1,097      2,265,903               -

  Common stock cancelled                                  (5,950)         5,950               -

  Value ascribed to warrants                                   -        250,000               -

NET INCOME FOR THE YEAR                                        -              -       5,139,662
                                                         -------    -----------    ------------
BALANCE, DECEMBER 31, 1996                                13,118     17,193,178      (9,780,227)

YEAR ENDED DECEMBER 31, 1997
  Common stock issued
     For cash                                                413        914,465               -
     On conversion of promissory notes                        56        149,944               -
     As consideration for loans                               43        169,259               -
     Adjustment to reclassify shares to be issued
        on settlement of debt                                (54)      (107,296)              -

NET LOSS FOR THE YEAR                                          -              -      (4,099,619)
                                                         -------    -----------    ------------
BALANCE, DECEMBER 31, 1997                               $13,576    $18,319,550    $(13,879,846)
                                                         =======    ===========    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                            PORTACOM WIRELESS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Year Ended             Nine Months
                                                              -----------------------------      Ended
                                                              December 31,    December 31,    December 31,
                                                                  1997            1996            1995
                                                              ---------       -------------   ------------
OPERATING ACTIVITIES
  Net income (loss) for the period                             $(4,099,619)    $ 5,139,662     $(1,334,480)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities
    Depreciation                                                     4,664           2,127         143,786
    Fair value of investments received on settlement                     -      (8,000,000)

    Write-down of promissory notes receivable and
     investment                                                     99,500       1,046,710               -
     Loss on disposition of equipment                                1,582               -               -
     Share capital issuable in settlement of financing
      charges                                                      169,302         328,399               -
     (Increase) decrease in assets
         Accounts and promissory notes receivable                        -        (199,527)       (782,060)
         Inventory                                                       -               -          58,852
         Prepaid expenses                                                -               -           6,680
         Other assets                                                 (520)              -               -
     Increase (decrease) in accounts payable and accrued
      liabilities
                                                                 2,451,518        (228,852)      1,405,889
                                                               -----------     -----------     -----------
  Net cash used in operating activities                         (1,373,573)     (1,911,481)       (501,333)
                                                               -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Equipment, net                                                        -         (14,554)         13,792
   Investments                                                           -        (124,500)              -
                                                               -----------     -----------     -----------
Net cash provided by (used in) investing activities                      -        (139,054)         13,792
                                                               -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issue of common stock for cash                                   914,878         553,145       1,230,830
  Bridge financing                                                       -       2,500,000               -
  Repayment of bridge financing                                          -      (2,500,000)              -
  Convertible promissory notes                                           -       1,817,000         600,000
  Repayment of promissory note payable                                   -               -         (37,500)
  Loans payable                                                    359,490        (371,000)     (1,213,508)
                                                               -----------     -----------     -----------
Net cash provided by financing activities                        1,274,368       1,999,145         579,822
                                                               -----------     -----------     -----------
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                     (99,205)        (51,390)         92,281

CASH AND CASH EQUIVALENTS - BEGINNING OF
 PERIOD                                                            114,275         165,665          73,384
                                                               -----------     -----------     -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                      $    15,070     $   114,275     $   165,665
                                                               ===========     ===========     ===========
SUPPLEMENTARY INFORMATION
  Interest paid                                               $          -     $    25,000    $          -
                                                              ============     ===========     ===========
Income taxes paid                                             $          -      $        -      $        -
                                                              ============      ==========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            PORTACOM WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 1 - FUTURE OPERATIONS

PortaCom Wireless, Inc. (the "company") was incorporated on July 7, 1989 under the Company Act (British Columbia) and was inactive until April 1990. Effective December 24, 1996, the company emigrated its corporate charter from British Columbia to Delaware, which resulted in the retroactive restatement of the company's authorized common and preferred stock.

The company's current business is focused upon concluding an asset sale transaction with VDC Corporation (the "VDC transaction") for the sale of the company's interest in Metromedia Asia Corporation ("MAC"), which is active in the build-out of telecommunications in China, pursuant to a reorganization of its affairs under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

Due to the inability to obtain sufficient financing, the company, in the current period, found it necessary to abandon the pursuit of business ventures as a developer, financier and operator of companies providing cellular, wireless and PSTN telecommunications services in selected developing world markets. The company had intended to make investments primarily in wireless, cellular, PSTN and long distance networks in order to provide coverage and high-quality service in selected emerging markets. The company's principal interests were focused on these technologies in Cambodia and other emerging markets which represent a single industry segment.

The company entered into a joint venture on December 26, 1996 as the managing partner of American Cambodian Telecom Ltd. ("ACT") a limited liability company which holds a twenty-five year renewable license to develop a mobile wireless system in the Kingdom of Cambodia (the "License"). ACT has advised the company that, on December 26, 1997, ACT breached certain terms of its Joint Venture agreement which ACT believes has rendered the License null and is void. The breach by ACT resulted indirectly from the company's inability to obtain financing for ACT due to the coup which occurred in mid-1997 and the significant ongoing political and civil unrest. The company also holds 2,000,000 shares of MAC common stock and warrants to purchase an additional 4,000,000 common shares of MAC. The MAC warrants are currently pledged to VDC as collateral for loans which are being used to meet general working capital requirements and to conclude debt settlements with creditors and claimants. The MAC shares are pledged to MAC to secure a contingent contractual indemnity obligation.

At December 31, 1997 the company had a working capital deficiency of $3,553,421. At the date of these consolidated financial statements, the company has not generated cash flow from recurring operating activities and it is considered unlikely that it will ever generate such a cash flow. In addition, the company's largest recorded asset is restricted until January 1, 1999. Accordingly, there is substantial doubt as to the nature and extent of the company's future obligations.

At the close of business on March 23, 1998 (the "Petition Date"), PortaCom Wireless, Inc. filed a petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

After a long period of negotiation, the Company was unable to reach out-of-court settlements with all of its creditors. Accordingly, a bankruptcy petition was filed in order to obtain an opportunity to reorganize and begin implementing the company's strategies while working to restructure its indebtedness.

The company expects to reorganize its affairs under the protection of Chapter 11 and to propose a plan of reorganization for itself. Although management expects to file a plan of reorganization in 1998, which would contemplate emergence in 1998, there can be no assurance at this time that a plan of reorganization will be proposed by the company or approved or confirmed by the Bankruptcy Court or that such plan will be consummated. After the expiration of the company's exclusivity period for such filing, creditors of the company have the right to propose alternative plans of reorganization. Any plan of reorganization, among other things, is likely to result in material dilution or elimination of the equity of existing shareholders.

                            PORTACOM WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 1 - FUTURE OPERATIONS (Continued)

As a result of the Chapter 11 filing, absent approval of the Bankruptcy Court, the company is prohibited from paying, and creditors are prohibited from attempting to collect, claims or debts arising pre-petition. The consummation of a plan of reorganization is the principal objective of the company's Chapter 11 case. A plan of reorganization sets forth the means for satisfying claims and interests in the company, including the liabilities subject to compromise. The consummation of a plan of reorganization for the company will require the requisite vote of impaired creditors and stockholders under the Bankruptcy Code and confirmation of the plan by the Bankruptcy Court.

The accompanying consolidated financial statements have been prepared assuming the company will continue to operate as a going concern which requires the realization of assets and settlement of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filing and circumstances relating to this event, including the company's losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the Debtor In Possession loan facility and the ability to generate sufficient cash from operations and financing arrangements to meet its obligations.


NOTE 2 - CHANGE IN FISCAL YEAR

In 1995, the company changed the date on which its fiscal year ends from March 31 to December 31, 1995. Accordingly, results of operations and cash flows for the transition period, which ended December 31, 1995, cover a nine-month period.


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. Prior to 1996, as a company incorporated in Canada, it reported to its shareholders based on Canadian accounting principles. Due to the emigration to Delaware, the company is now required to file regulatory reports under United States accounting principles. The change from Canadian to United States generally accepted accounting principles did not impact reported amounts for total assets, stockholders' equity (deficiency) or net income (loss) for either the 1996 or prior reporting periods. Under Canadian accounting principles, earnings (loss) per share would be calculated including escrowed shares as indicated in the heading "Net Income (Loss) Per Share".

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the company and its wholly-owned and majority-owned subsidiaries from the dates of acquisition or formation. The company's wholly owned subsidiaries are: PortaCom International, Ltd., PCBX Systems, Inc., Extreme Laboratories, Inc. and Extreme Telecom, Inc. The company also held an 86% interest in ACT which was disposed of in January, 1998. All significant intercompany transactions have been eliminated in consolidation. Other investments are accounted for at cost.

                            PORTACOM WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. With respect to the company's operations, these estimates primarily relate to the underlying value of investments which will only be determinable based upon future events. Management has applied its judgment to the information available to the date of issuance of these consolidated financial statements in making such judgment. Actual results could differ from those estimates.

Cash Equivalents
----------------

The company considers all short-term securities purchased with a maturity of three months or less to be cash equivalents.

Depreciation
------------

The cost of equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method.

Income Taxes
------------

The company accounts for its income taxes under SFAS No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the estimated future tax effects of events that have been recognized in the financial statements or income tax returns. Under this method, deferred tax liabilities and assets are determined based on differences between the financial accounting and income tax bases of assets and liabilities, and the use of carryforwards, if any, using enacted tax rates in effect for the years in which the differences and carryforwards are expected to reverse and be utilized.

Net Income (Loss) Per Share
---------------------------

Effective year ended December 31, 1997, the company implemented SFAS No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting EPS, replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock and is similar to the currently required fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. Adoption of SFAS 128 is not expected to have a material effect on the company's loss per share.

Prior year amounts for net income (loss) per common share were recomputed in accordance with SFAS No. 128; however, such recomputed amounts were unchanged from those previously reported.

Basic earnings (loss) per share includes the weighted average number of common shares outstanding during the year, which number of shares exclude the escrowed shares that are contingently returnable to the company's treasury. If the escrowed shares become issuable, net income (loss) per share will be retroactively restated. Diluted earnings (loss) per share include the weighted average number of shares outstanding and dilutive potential common shares, such as convertible notes, warrants and options. Assumed conversion of the convertible notes, warrants and options would be either immaterial or antidilutive, therefore basic and diluted earnings (loss) per share are the same.

                            PORTACOM WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995



NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Potentially dilutive shares not included in computation of diluted earnings per share:


                                           1997                 1996                 1995
                                         ---------            ---------            ---------
Antidilutive
   Options (incremental shares)                  -   shares     304,250   shares     106,110   shares
   Warrants (incremental shares)                 -              274,844                    -
   Convertible promissory notes                  -               18,750              402,685
                                         ---------            ---------            ---------
                                                 -              597,844              508,795
                                         ---------            ---------            ---------
Exercise price in excess of average
   market price
     Options                               625,000              353,750              225,000
     Warrants                              473,134              171,882              483,457
                                         ---------            ---------            ---------
                                         1,098,134              525,632              708,457
                                         ---------            ---------            ---------

                                         1,098,134   shares   1,123,476   shares   1,217,252   shares
                                         =========            =========            =========

Revenue Recognition
-------------------

The company recognizes revenue when the customer accepts delivery of the product and there is reasonable assurance as to the collectibility of any receivables.

Accounting for Stock-Based Compensation
---------------------------------------

Compensation costs attributable to stock option and similar plans are recognized based on any difference between the quoted market price of the stock on the date of the grant over the amount the employee is required to pay to acquire the stock (the intrinsic value method under Accounting Principles Board Opinion 25). Such amount, if any, is accrued over the related vesting period, as appropriate.

Effective January 1, 1996, the company implemented SFAS No. 123, "Accounting for Stock-Based Compensation." The Statement encourages employers to account for stock compensation awards based on their fair value on their date of grant. Entities may choose not to apply the new accounting method but instead, disclose in the notes to the financial statements the pro forma effects on net income and earnings per share as if the new method had been applied. The company has adopted the disclosure-only approach of the Standard.

Recently Issued Accounting Pronouncements
-----------------------------------------

During June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. The reporting and display requirements of SFAS No. 130 are effective for fiscal years beginning after December 15, 1997. The company presently intends to comply with this statement for its year ended December 31, 1998.

During June 1997, the FASB issued SFAS No. 131, "Disclosures About Segment of an Enterprise and Related Information". This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and related disclosures about products and services, geographic areas and major customers. The reporting and disclosure requirements of SFAS No. 131 are effective for periods beginning after December 15, 1997. The company presently intends to comply with this statement for its year ended December 31, 1998.

                            PORTACOM WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


NOTE 4 - PROMISSORY NOTES RECEIVABLE

At December 31, 1995, promissory notes receivable bore interest at 10% per annum, were unsecured and without specific dates for repayment. The promissory notes receivable were due from entities which are related to the company through common directors and management. All amounts were written off in 1996 as they were determined to be uncollectible.


NOTE 5 - INVESTMENTS

                                                                    December 31,   December 31,
                                                                        1997           1996
                                                                    ------------   ------------
Metromedia Asia Corporation                                           $8,000,000     $8,000,000
American Cambodian Telecom Ltd., a joint venture, 86% interest                 -         99,500
                                                                      ----------     ----------

                                                                      $8,000,000     $8,099,500
                                                                      ==========     ==========

On May 28, 1996, the company announced that it had entered into a contract to acquire all of the outstanding shares of Asian American Telecommunications Corporation ("AAT"), an unrelated Los Angeles-based telecommunications service developer. By an agreement made as of September 11, 1996, AAT and the company agreed to terminate all rights and obligations of either party under the proposed business combination. As consideration for this termination, AAT issued to the company 2,000,000 restricted common shares and warrants to acquire 4,000,000 common shares of AAT for a period of three years at a price of $4.00 per share. The company paid no cash consideration for the shares or warrants. The company's investment is recorded at the estimated fair value of the assets received in excess of the consideration payable to exercise the warrants. This fair value was established by reference to capital stock issuances made by AAT for cash consideration. In addition, AAT paid the company non-refundable cash consideration of $1,000,000 as part of this termination agreement.

The receipt of cash and common stock pursuant to the termination agreement was recorded as income in the consolidated statement of operations for the year ended December 31, 1996.

The 2,000,000 common shares have been pledged by the company to AAT until January 1, 1999 pursuant to the company's indemnification obligations under the termination agreement. These indemnification obligations provide that the company grants to AAT a first priority lien on the common shares against any costs or losses arising to AAT, or specified related parties, arising from certain claims or potential claims related to the original proposed acquisition or the termination agreement. At the date of these consolidated financial statements, no claims under this indemnification agreement have arisen and the likelihood of such is considered to be remote.

In February, 1997, the company agreed to exchange its shares and warrants of AAT for equivalent shares and warrants of MAC in connection with a business combination between AAT and MAC and a related exchange offer by MAC. As of the date of this report, and based on representations by MAC, these shares represent a minimal interest in MAC.

On October 8, 1997, the company signed a letter of intent with VDC Corporation, Ltd. ("VDC") to sell its interest in MAC to VDC for 5.3 million shares of VDC common stock and up to $700,000 in cash. On November 10, 1997, the company and VDC executed three agreements (specifically, a Loan Agreement, a Pledge Agreement, and a Security Agreement hereinafter referred to collectively as the "Pre-Petition Loan Agreements") pursuant to which the company granted VDC a perfected first priority lien upon, and security interest in, its shares and warrants of MAC to the extent that VDC provides loans to the company or effects payments authorized by the company on its behalf to its creditors. On November 19, 1997, the company and VDC executed a definitive agreement with respect to the asset purchase which was subject to shareholder consent, the completion of due diligence, regulatory approvals and filings and other necessary conditions, including resolving a majority of the company's current debts and obligations. There is no assurance that the transaction will be consummated in accordance with the terms set forth in the letter of intent or the definitive agreements, or at all.

                            PORTACOM WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


NOTE 5 - INVESTMENTS (Continued)

During the Bankruptcy and subject to the approval of the Bankruptcy Court, the Company intends to consummate the Asset Sale pursuant to Section 363 of the Bankruptcy Code. The Company believes, based on the current value of the shares of the VDC's common stock, that it will receive substantial value in consideration of the Asset Sale if consummated pursuant to that certain Post-Petition Asset Purchase Agreement dated March 23, 1998 between the Company and VDC. The Post-Petition Asset Purchase Agreement was amended by a stipulation entered by the Bankruptcy Court on April 6, 1998 which provides for an escrow account in the form of $2,600,000 (minimum of $1,250,000 in cash) to be funded by VDC for the benefit of holders of priority unsecured claims and general unsecured claims. The number of VDC shares to be delivered to the escrow agent will be the difference between the value of the 5,300,000 VDC shares and the cash escrow delivered and indebtedness divided by the value of the VDC stock. The Company, as of the date of this Annual Report, is soliciting higher and better offers for the MAC shares and warrants, which may result in one or more bona fide offers which are tendered in accordance with the court approved bidding procedures and which are, in the opinion of management, both higher and better than the offer of VDC. Whether the MAC shares and warrants are sold to VDC or some third party, the proceeds from the sale will be used to fund the Company's plan of reorganization. The Postpetition Asset Purchase Agreement provides that, if VDC is not the successful bidder with respect to the purchase of all of the MAC shares and warrants (including a determination that a competing bidder is the successful bidder), then the Company is required to pay a break-up fee equal to $1,000,000 (the "Break-Up Fee") to VDC. The Company is required to pay the Break-Up Fee in consideration of VDC's efforts and expenses incurred in connection with the Postpetition Asset Purchase Agreement and the DIP Financing.

Management believes that there has been no impairment in the carrying value of its $8,000,000 investment in MAC and further believes that the fair market value of this investment exceeds its carrying value based on the anticipated value of the VDC stock to be received in exchange for its investment in MAC, which is dependent upon the successful auction by VDC and approval by the Bankruptcy Court.

On December 26, 1996, the company acquired an 86% non-controlling ownership interest in American Cambodian Telecom Ltd. ("ACT"), a to be formed entity pursuant to a Joint Venture agreement with another party under the consent of the Ministry of Posts and Telecommunications in Cambodia ("MPT"). ACT was inactive to December 31, 1996.

Under the Joint Venture agreement, the company was required to contribute capital to ACT of at least 50 million Cambodian Riel (approximately $20,000).
In addition, the company was required to provide to the MPT a refundable deposit of $200,000 within 45 business days of December 31, 1996. As of December 31, 1996 no capital or deposit had been contributed. Accordingly, the company's investment in ACT was accounted for at cost in 1996. During 1997, ACT's assets, liabilities and results of operations have been included in the consolidated statements of the company.

The company reviews the underlying value of all investments on an ongoing basis and provides for declines in value that are other than temporary as they are identified. Any impairments are charged to earnings and a new cost basis for the security is established. During 1997, the company initiated a plan to dispose of its equity interest in ACT. The sale of such interest was completed on January 15, 1998. In connection with the plan of disposal, the company determined that the fair value of ACT's organizational costs aggregating $99,500 had declined to $-0-. In addition, ACT advised the company that equipment aggregating $61,221 was found to be missing and presumed stolen during the political coup that occurred in Cambodia in 1997 and that, as of December 26, 1997, ACT had breached the terms of its joint venture contract, raising substantial doubt as to the recoverability of the $200,000 deposit which ACT had paid to the MPT earlier in the year. Accordingly, these assets have been written off, and a loss of $360,721 has been charged to operations in 1997. ACT was sold in January 1998 as part of the consideration for a prepetition termination and settlement agreement with a former officer to whom the company owed unpaid wages and expenses.


NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Included in accounts payable and accrued liabilities at December 31, 1997 is $225,575 in accrued salaries payable and $418,687 in consulting fees and unreimbursed expenses and unreimbursed expenses payable to related parties.

Management fees due to a director (formerly an officer) of the company previously included in accrued liabilities ceased to accrue as of October 31, 1995. This liability was settled for common stock in the nine month period ended December 31, 1995.

Prior to the bankruptcy, the company had undertaken an informal plan to settle its outstanding indebtedness. Between November 1997 and December 1997, certain vendors whose claims against the company comprised an aggregate of $56,094 of accounts payable agreed to accept $15,100 in full satisfaction of the company's outstanding indebtedness to them, $15,100 of which had been paid by the company as of December 31, 1997. The company intends to obtain settlements of substantially all of its remaining indebtedness, although no assurances can be given as to whether additional settlements will be obtainable on terms favorable to the company, or at all.

Included in accounts payable and accrued liabilities at December 31, 1997 was $203,214 in accrued interest payable on promissory notes.

                            PORTACOM WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995



NOTE 7 - NOTES PAYABLE

                                                    December 31,   December 31,
                                                        1997           1996
                                                    ------------   ------------
Convertible promissory notes                            $      -       $150,000
Unsecured note payable                                   276,585              -
Secured notes payable to VDC Corporation, Ltd.            82,905              -
                                                        --------       --------
                                                        $359,490       $150,000
                                                        ========       ========

Convertible Promissory Notes
----------------------------

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

As of December 31, 1996, convertible notes aggregating $2,267,000 were converted to common stock. As of March, 1997, the remaining convertible notes aggregating $150,000 had also been converted to common stock. As of December 31, 1997, accrued interest on the convertible promissory notes aggregating $182,753 was payable by the company. In addition, the company has offered to issue, subject to the removal of the company from the jurisdiction of both the Vancouver Stock Exchange and the British Columbia Securities Commission, 115,296 "bonus" warrants to purchase shares of the company's common stock, exercisable at $2.70, expiring between December 31, 1999 and February 14, 2000. The likelihood that the conditions under which the bonus warrants may be issued will ever arise is considered remote.

Unsecured Notes Payable
-----------------------

During 1997, the company borrowed an aggregate of $90,000 from Rozel International Holdings Ltd., issuing promissory notes therefor, which bear interest at a rate of ten percent per annum. The promissory notes became due and payable between October 29, 1997 and November 28, 1997 and remain unpaid as of the date of this report. In addition, the company borrowed $186,585 from Banque SCS Alliance, issuing a demand promissory note therefor, bearing interest at a rate of ten percent per annum.

VDC Corporation, Ltd.
---------------------

During 1997, the company entered into agreements to borrow up to $700,000 from VDC, the collateral securing the aggregate amount of such borrowings being a first priority lien on and security interest in the company's MAC warrants and a junior lien on, and security interest in, the company's MAC shares. The unpaid principal balance, together with all accrued and unpaid interest on the unpaid principal balance, which accrues at a rate of ten percent per annum, is payable in full upon the earlier to occur of: (i) the date the VDC transaction has been terminated by either the company or VDC; (ii) the date of closing of the VDC transaction; or (iii) May 10, 1998. As of December 31, 1997, $82,905 had been advanced by VDC under the terms of the loan agreements.

Bridge Financing
----------------

During 1996, the company completed a Bridge Financing to raise $2,500,000 to provide interim financing pending the completion of a private placement of the convertible promissory notes described above. The Bridge Financing was due on demand after 30 days and bore interest at 12% per annum. In addition, 166,667 warrants were issuable to the lenders.

In the year ended December 31, 1996, the warrants were recorded at their estimated fair value of $250,000 with a corresponding reduction in the recorded value of the Notes. This resulted in deemed interest expense of $250,000, which was included in interest expense in the consolidated statement of operations for the year ended December 31, 1996 as all of the Notes were repaid. As of December 31, 1997, the issuance of the 166,667 warrants continued to be subject to the removal of the company from jurisdictions of both the Vancouver Stock Exchange and the British Columbia Securities Commission, the likelihood of which is considered remote.

                            PORTACOM WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995



NOTE 8 - COMMON STOCK

Issued common stock:
--------------------

                                                        Number        Per Share         Total
                                                       of Shares    Consideration   Consideration
                                                      -----------   -------------   --------------
Balance, March 31, 1995                               15,214,818                -      10,085,670

Issue for cash:
   Free-trading shares                                   204,878             1.36         277,490
   On exercise of stock options                          820,267             1.16         953,340
Issued on settlement of debt                           1,256,559             2.00       2,513,121
                                                      ----------             ----      ----------
Balance, December 31, 1995                            17,496,522                -      13,829,621

Canceled                                              (5,950,000)               -               -
Issued for cash:
  Free-trading shares                                     97,500             1.11         108,225
  On exercise of warrants                                 97,878             2.98         291,500
  On exercise of stock options                           103,050             1.49         153,420

Issued as consideration for
  Loans payable                                           25,833             3.03          78,400
  Settlement of debt                                      96,560             1.25         120,780
  Convertible promissory notes                         1,097,163             2.07       2,267,000

Fair value of warrants issuable in consideration
  for bridge financing                                         -                -         250,000

To be issued on settlement of debt                        53,675             2.00         107,350
                                                      ----------             ----      ----------

Balance December 31, 1996                             13,118,181                -      17,206,296

Issued for cash:
  On private placement                                   190,388             3.03         577,750
  On exercise of warrants                                223,457             1.51         337,128

Issued as consideration for:
  Loans payable                                           42,757             3.96         169,302
  Convertible promissory notes                            55,862             2.69         150,000

Adjustment to reclassify shares to be issued on
  settlement of debt                                     (53,675)            2.00        (107,350)
                                                      ----------             ----      ----------

Balance December 31, 1997                             13,576,970                -      18,333,126
                                                      ==========             ====      ==========

Upon emigration to Delaware (Note 1), the company's authorized common stock was changed from 94,050,000 common shares without par value to 100,000,000 shares of capital stock with a par value of $0.001 per share.

                            PORTACOM WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


NOTE 8 - COMMON STOCK (Continued)

Performance Shares
------------------

Included in the issued and outstanding common stock are 600,000 shares which are subject to an escrow agreement. These shares are releasable from escrow on satisfaction of certain predetermined tests set out by regulatory authorities related to the generation of positive cash flow from operations. Shares not released from escrow by September 9, 2002 will be cancelled. Pursuant to the escrow agreement, holders of the shares may exercise all voting rights attached thereto except on a resolution to cancel any of the shares, and have waived their rights to receive dividends or to participate in the assets and property of the company on a winding up or dissolution of the company. Upon release of the shares from escrow, compensation expense will be recorded. The likelihood of the release of these shares from escrow is remote.

In October 1995, certain shareholders agreed to surrender their 5,950,000 escrowed shares which were then held under the escrow arrangement. In consideration therefor, the company offered to issue 314,762 shares of common stock at a deemed price of $2.00 per share. Although the escrowed shares have been irrevocably cancelled by the company during 1996, the issuance of the 314,762 shares continues to be subject to the removal of the company from the jurisdiction of both the Vancouver Stock Exchange and the British Columbia Securities Commission. The likelihood that the company will be removed from the jurisdiction of both the Vancouver Stock Exchange and the British Columbia Securities Commission is remote.

Option changes for the period April 1, 1995 to December 31, 1997 were as follows:


Outstanding and exercisable as of March 31, 1995         1,244,000

Granted at C$1.90 per share                                 75,000
Granted at C$2.09 per share                                400,000
Granted at C$2.41 per share                                150,000
Exercised at C$1.25 per share                             (461,767)
Exercised at C$2.09 per share                             (358,500)
Canceled                                                  (431,300)
                                                         ---------
Outstanding and exercisable as of December 31, 1995        617,433

Granted at U$3.80                                           90,000
Granted at U$3.00                                          472,899
Granted at U$2.68                                          290,000
Exercised at C$1.25                                        (16,800)
Exercised at C$1.90                                        (75,000)
Exercised at U$3.00                                        (11,250)
Canceled                                                  (231,099)
                                                         ---------
Outstanding and exercisable as of December 31, 1996      1,136,183

Granted at U$3.61 per share                                 90,000
Canceled                                                  (125,000)
Expired                                                   (476,183)
                                                         ---------
Outstanding and exercisable as of December 31, 1997        625,000
                                                         =========

                            PORTACOM WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


NOTE 8 - COMMON STOCK (Continued)

Stock options are issued at the average market price per share for the ten trading days prior to the date of issuance. Accordingly, no compensation cost has been recognized for options granted. Had compensation cost for the company's stock options for 1997 and 1996 grants been determined consistent with FASB No. 123, the company's net income (loss) and income (loss) per share would have been adjusted to the proforma amounts indicated below:



                                   Year Ended     Year Ended
                                   December 31    December 31,
                                      1997            1996
                                  -------------   ------------
Net income (loss):
  As reported                      $(4,099,619)     $5,139,662
  Proforma                          (4,191,613)      4,289,482

Net income (loss) per share:
  As reported                      $     (0.32)     $     0.41
  Proforma                               (0.33)           0.34

The fair value of each warrant and option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997: dividend yield of 0%; expected volatility of 0%; risk free interest rate of 5.5%; and expected lives of 1 to 5 years.

Warrants
--------

On February 14, 1997, the company, in connection with a private placement, issued warrants to purchase 72,993 shares of common stock at $2.74 per share if exercised by January 28, 1998 and $3.15 if exercised thereafter to January 28, 1999. As of December 31, 1997, none of these warrants had been exercised.

On June 12, 1997, the company in connection with private placements, issued warrants to purchase a total of 57,154 shares of common stock at $3.11 per share if exercised by February 19, 1998 and $3.58 if exercised thereafter to February 20, 1999. As of December 31, 1997, none of these warrants had been exercised.

On June 30, 1997, the company, in connection with a private placement, issued warrants to purchase a total of 60,241 shares of common stock at $3.32 per share if exercised by February 10, 1998 and $3.82 if exercised thereafter to February 11, 1999. As of December 31, 1997, none of these warrants had been exercised.

During the year ended December 31, 1996, the company issued warrants to purchase 97,500 shares of common stock at $1.11 per share if exercised by November 1996 and $1.28 if exercised thereafter to November 1997. Of these warrants, 30,000 were exercised during 1997 and the remainder of the warrants expired. In addition, the company issued 461,203 warrants attached to convertible promissory notes at prices ranging from $1.49 to $3.25 per share if exercised by dates ranging from December 19, 1997 to May 7, 1998. During 1997, 161,073 of these warrants were exercised at $1.49 per share, and 15,384 were exercised at $1.95 per share. In addition, the company has offered to issue, subject to the removal of the company from the jurisdiction of both the Vancouver Stock Exchange and the British Columbia Securities Commission, 115,296 "bonus" warrants to purchase shares of the company's common stock, exercisable at $2.70, expiring between December 31, 1999 and February 14, 2000.

The company has, in prior periods, issued warrants to purchase up to 204,878 shares of its common stock at prices between $1.28 and $1.47 per share. Of these warrants, 37,878 were exercised during 1996, 17,000 were exercised during 1997, and the remaining 150,000 expired during 1997.

In addition, pursuant to the Bridge Financing (Note 7), 166,667 share purchase warrants exercisable at U$3.30 per share to May 31, 1997 are issuable. The warrants have been recorded at their estimated fair value of $250,000. At December 31, 1997, no warrants have been exercised.

                            PORTACOM WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995




NOTE 8 - COMMON STOCK (Continued)

Shares to be Issued for Loans
-----------------------------

In connection with the issuance of certain short-term debt by the company in January 1995 and May 1996, the company offered to issue, subject to regulatory approval, 85,590 shares of common stock and 166,667 share purchase warrants, exercisable at $3.30 per share until May 31, 1997. During 1996, regulatory approval was received for the issuance of 25,833 of these shares which were then issued by the company. During 1997, regulatory approval was received for the issuance of 42,757 of these shares which were then issued by the company. At December 31, 1997, the issuance of the remaining 17,000 shares and 166,667 warrants continued to be subject to receipt of regulatory approval. The likelihood of receipt of regulatory approval is remote.

In connection with the issuance of certain short-term debt by the company in February, 1997, the company had offered to issue, subject to the removal of the company from the jurisdiction of both the Vancouver Stock Exchange and the British Columbia Securities Commission, 120,000 "bonus" warrants to purchase shares of the company's common stock, exercisable at $2.75, expiring on February 19, 1999. The likelihood of removal of the company from the jurisdiction of both the Vancouver Stock Exchange and the British Columbia Securities Commission is remote.


NOTE 9 - CONTINGENT LIABILITIES

During 1997, one of the company's vendors, JMS North America, Inc. ("JMS") filed a Motion for Judgement with the Circuit Court of the County of Fairfax, Commonwealth of Virginia, seeking $836,614 in consulting fees, finance charges and travel expenses. JMS further seeks $2,250,000 for breach of contract and $1,500,000 for alleged fraud. The company has disputed and intends to dispute at trial a material portion of the amounts billed and or claimed by JMS for consulting fees, finance charges and travel expenses. Additionally, the company believes that the claims of JMS with respect to fraud and breach of contract are without merit and will vigorously contest them.

During 1997, J. Michael Christiansen ("Christiansen"), filed a Complaint with the Superior Court of the State of California, seeking in excess of $350,000 plus interest, costs and undetermined exemplary and punitive damages in connection with the breach by the company of a Release and Settlement Agreement dated October 2, 1996, pursuant to which the company was to have issued Christiansen 75,000 shares of the common stock of the company. The company believes that the issuance of such shares to Christiansen has been necessarily delayed pursuant to certain regulatory constraints, the removal of which the company has continued to seek without success. The company is presently attempting to engage legal counsel to review and opine on the merit of Christiansen's claims and to vigorously pursue any and all defenses and counterclaims determined to be available to the company with respect to certain of the allegations set forth by Christiansen and to certain past actions of Christiansen.

On March 23, 1998, the company filed a voluntary petition pursuant to Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). Accordingly, pursuant to 11 U.S.C. (S) 362 the proceedings described above have been automatically stayed. The company intends to object to the claims of JMS and Christiansen and to pursue its rights, remedies and defenses in the bankruptcy case.

NOTE 10 - INCOME TAXES

There is no income tax benefit for operating losses for years ended December 31, 1997 and 1996 due to the following:

     Current tax benefit - the operating losses cannot be carried back to earlier years.

     Deferred tax benefit - the deferred tax assets were offset by a valuation allowance. Management believes that a valuation allowance is considered necessary since it is more likely than not that the deferred tax asset will not be realized through future taxable income.

                            PORTACOM WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995




NOTE 10 - INCOME TAXES (Continued)

The components of the net deferred tax assets (liabilities) are as follows:

                                          1997           1996
                                      ------------   ------------
Net operating loss carryforwards      $ 6,200,000    $ 3,600,000
Valuation allowance                    (6,200,000)    (3,600,000)
                                      -----------    -----------
                                      $         -    $         -
                                      ===========    ===========

The use of net operating loss carryforwards for United States income tax purposes is limited when there has been a substantial change in ownership (as defined) during a three year period. In this event, the use of net operating losses each year would be restricted to the value of the Company on the date of such change multiplied by the federal long-term rate ("annual limitation"); unused annual limitations may then be carried forward without this limitation.

At December 31, 1997, the Company had net operating loss carryforwards of approximately $15.6 million for U.S. income tax purposes, which if not used will expire during the years 2011 through 2012.


NOTE 11 - RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in these consolidated financial statements include:

  (a) Accounts payable at December 31, 1997 includes approximately $418,687 (December 31, 1996 - $24,000) owing to related parties.

  (b) Management and consulting fees have predominantly been charged by related parties.

  (c) Included in bad debts expense for the year ended December 31, 1997 is $-0- (year ended December 31, 1996 - $-0-; period ended December 31, 1995 - $21,386) recorded as provisions against employee loans.

  (d) The company has reimbursed expenses incurred by directors and officers on its behalf during the periods presented.

  (e) In addition to amounts included in compensation paid to the Chief Executive Officer, expenses of approximately $189,000 are included in various other accounts for the year ended December 31, 1997 (year ended December 31, 1996 - $50,000 and nine months ended December 31, 1995
      - $-0-).


NOTE 12 - CONSOLIDATED STATEMENTS OF CASH FLOWS

During the periods presented the company has entered into non-cash financing and investing transactions which are not disclosed in the consolidated statements of cash flows. For each of the periods presented these are as follows:

  (a) In the year ended December 31, 1997, the company issued common stock as consideration for financing costs on loans payable, on conversion of promissory notes, all in the amounts as set out in Note 7;

  (b) In the year ended December 31, 1996, the company issued common stock as consideration for financing costs on loans payable, in settlement of debt, on conversion of promissory notes, all in the amounts as set out in Note 8; and

  (c) In the nine months ended December 31, 1995, the company issued 1,256,559 common stock having an assigned value of $2,513,121 in settlement of indebtedness in an equivalent amount.

                            PORTACOM WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


NOTE 13 - CONCENTRATIONS OF CREDIT RISK

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On February 4, 1998, KPMG, the Company's former independent accountants, informed the Company that they would be unable to perform the annual audit of the Company's financial statements for the fiscal year ended December 31, 1997. In prior years, KPMG had conducted its audit of the Company out of KPMG's Vancouver, British Columbia office. In December 1996, the Company emigrated from Canada and became domiciled in the State of Delaware. Accordingly, KPMG informed the Company that KPMG could not conduct the audit from KPMG's Vancouver
office.   As a result, the Company engaged a new firm of independent accountants. On February 11, 1998, the Company, with the approval of its board of directors, engaged the accounting firm of Cogen Sklar LLP of Bala Cynwyd, Pennsylvania to be the Company's independent accountants and to conduct the 1997 audit. Prior to this retention of Cogen Sklar LLP by the Company, the Company did not consult with Cogen Sklar LLP regarding any financial or accounting matters.

     During the past two fiscal years and the period up to and including the date of this report, there were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. During the same period, there were no "reportable events", as that term is defined in Item 304(a)(1)(v) of Regulation S-K. KPMG's reports on the Company's financial statements for the fiscal years ended December 31, 1996 and December 31, 1995 do not contain adverse, qualified or disclaiming opinions. However, the report for the fiscal year ended December 31, 1996 does contain the following statement:

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

Note 1 to such financial statements contains the following statement:

     At December 31, 1996, the Company had a working capital deficiency of $685,858. At the date of these consolidated financial statements, the Company has not generated cash flow from recurring operating activities and it is uncertain when it will commence to generate such a cash flow. In addition, the Company's largest recorded asset is restricted until January 1, 1999 (note 5(a)). Accordingly, there can be considered to be doubt as to the nature and extent of the Company's future operations.

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


NAME                    AGE       POSITION
----                    ---       --------

Thomas P. Madden        39        Vice President, Investor Relations and
                                  Director.

Michael A. Richard      29        President, Chief Executive Officer,  Vice
                                  President, Accounting and Director.

Steven B. Rosner        47        Director.


     THOMAS P. MADDEN
     ----------------

     Mr. Madden has been a Director of the Registrant since March 8, 1998, and Vice President-Investor Relations of the Registrant since September 1995. Since February 1992, Mr. Madden served as an Investor Relations Consultant as President of Madden Consulting.

       MICHAEL A. RICHARD
       ------------------

      Mr. Richard has been a Director of the Registrant since March 8, 1998, the Chief Executive Officer of the Registrant since March 10, 1998, the Vice President, Accounting of the Registrant since October 1996 and has been with the Company since 1991, serving as its Controller (1995 to 1996) and as an Accounting Manager for PCBX, Telecom and PIL (1991 to 1995). He has also served as Treasurer (1994 to present), Secretary (1996 to present) and as a Director of PIL (1996 to present).

     STEVEN B. ROSNER
     ----------------

     Mr. Rosner has been a director of the Registrant since March 8, 1998. Mr. Rosner is the sole shareholder of SLD Capital Corporation, which specializes in providing consulting and investment banking services. Previously, Mr. Rosner served as President of Centaur Financial Corporation, an investment banking firm, from 1984 to 1996. He also serves as a director of Tradewinds, Inc., Informatix, Inc. and netValue, Inc. Mr. Rosner was also a director and President of Pacific Rim Entertainment from December 1996 to December 1997.

     During the last five years, except with respect to the voluntary petition filed by the Company pursuant to Chapter 11 of the Bankruptcy Code, none of the Company's executive officers, directors, promoters or control persons has (i) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, commodities or banking activities; or (iv) been found by a court of competent jurisdiction (in a civil action), the Commission, or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, which judgment has not been reversed, suspended, or vacated.

SECTION 16(a) REPORTS

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and any persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Mr. MacLellan did not timely file with the SEC Forms 4, Statement of Changes in Beneficial Ownership, with respect to his purchases of common stock of the Company on February 24 and 25, 1997 and March 24, 1997. The Forms 4 with respect to such transactions were due no later than March 10, 1997 and April 10, 1997, respectively. Thomas Scichili, who was an officer during 1997, did not timely file with the SEC Form 4 with respect to an issuance by the Company of warrants to purchase shares of the Company's common stock to Lake Forest Partners, Ltd. (of which he is a general partner) pursuant to a private placement transaction. In addition, Thomas Scichili did not timely file with the SEC Form 4 with respect to an issuance by the Company of options to purchase shares of the Company's common stock. The Forms 4 with respect to both such transactions were due no later than March 10, 1997. Morris Magid, who was an officer during 1997, did not timely file with the SEC Form 4 with respect to his receipt from the Company of shares of its common stock pursuant to a loan bonus agreement. In addition, Mr. Magid did not timely file with the SEC Form 4 with respect to the sale by the Magid Family Trust of certain of its shares of the Company's common stock which were beneficially owned by Mr. Magid. The Forms 4 with respect to both such transactions were due no later than March 10, 1997 and September 10, 1997, respectively. Each of the above transactions was reported on an SEC Form 5 which was timely filed. The Company intends to revise its program to enhance compliance by directors and officers with future 16(a) reporting obligations.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table discloses, for the fiscal years ended December 31, 1997, 1996 and 1995, individual compensation information relating to the Company's Chief Executive Officers serving during the period. No other executive officers earned more than $100,000.


                          Summary Compensation Table

===================================================================================================================
                                     Annual Compensation               Long-Term Compensation
                                     -------------------               ----------------------
                                                                ====================================
                                                                       Awards            Payouts
-------------------------------------------------------------------------------------------------------------------

Name and                                               Other                   Securities                All Other
Principal                                              Annual   Restricted     Underlying                 Compen-
Position of          Fiscal                           Compen-      Stock        Options/        LTIP    sation ($)
Executive           Year or       Salary    Bonus      sation     Awards          SARS        Payouts
Officer            Transition      ($)       ($)        ($)         ($)            (#)          ($)
                    Period
                     Ending
-------------------------------------------------------------------------------------------------------------------
Douglas C.          Dec 31,
MacLellan,          1997          192,000    25,000    nil       nil            nil            nil       nil
 President and
 CEO of the         Dec 31,
 Registrant (1)     1996          168,000    nil       30,000    nil            200,000        nil       nil

                    Dec 31,
                    1995           28,000    nil       nil       nil            nil            nil       nil
===================================================================================================================

     (1) Mr. MacLellan served as Chief Executive Officer from November 1995 to March 1998.

     The terms and conditions of the employment contracts or arrangements with the above mentioned executive officer are as follows:

          No grants or repricing of stock options or other stock appreciation rights were made during 1997. Accordingly, there is no Options/SAR Grants Table set out in this Annual Report.

          No LTIP has been instituted by the Company and none are proposed at this time. Accordingly, there is no LTIP Awards Table set out in this Annual Report.

          No pension plans or retirement benefit plans have been instituted by the Company and none are proposed at this time. Accordingly, there is no Pension Plan Table set out in this Annual Report.

     The Company currently has no Compensation Committee. During 1997, the Company had a Compensation Committee comprised of Messrs. Keith Hay, Stephen Leahy and Stephen Stephens, who were directors of the Company during 1997 who had each resigned prior to the date of this report. The directors of the Company and its Compensation Committee have never set any specific policies for determining compensation of executive officers. Rather, the Company has historically determined executive compensation based on salaries paid to comparable executives in similar companies. Although the Company has no contractual bonus arrangements, bonuses are granted at the discretion of management. It is expected that the directors will form a new Compensation Committee during 1998 to formulate more detailed policies with respect to officer compensation.

     In January 1997, the Registrant entered into an employment agreement with Douglas C. MacLellan, which provided for his employment as its President and Chief Executive Officer on a month to month basis, and, subject to the approval of the Vancouver Stock Exchange, payment of a base salary of $192,000 per annum plus reimbursement of expenses. Additionally, in the event it is permissible to do so without receiving approval of the Vancouver Stock Exchange, Mr. MacLellan was to be paid compensation equivalent to four month's salary in the event that his employment was terminated by the Company. In November 1995, the Registrant had entered into a verbal employment agreement with Mr. MacLellan whereby he was employed under similar terms to those in the January, 1997 agreement except that the base salary to be paid was $168,000 per annum and there was no provision for additional compensation upon termination. Effective March 10, 1998, Mr. MacLellan resigned his director and officer positions with the Registrant and his employment agreement with the Registrant was terminated.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES TABLE

     The following table shows information regarding the exercise of stock options during 1997 by the named executive officers and the number and value of any unexercised stock options held by them as of December 31, 1997:

-------------------------------------------------------------------------------------
                                                    Number of
                                                    securities           Value of
                                                    underlying       unexercised in-
                                                   unexercised          the-money
                                                 options/SARs at     options/SARs at
                                                 fiscal year end     fiscal year end
                                                       (#)                  ($)

    Name                   Shares       Value    ------------------------------------
                        acquired on    Realized   Exercisable/       Exercisable/
                        exercise (#)     ($)     unexercisable       unexercisable

      (a)                   (b)          (c)          (d)                 (e)

-------------------------------------------------------------------------------------
Douglas MacLellan            0             0      200,000/0              -0-(1)
-------------------------------------------------------------------------------------

     (1) The value of the options is calculated based upon the market price of the Company's Common Stock as of December 31, 1997 of $0.70 (C$0.98) per share, as reported by the Vancouver Stock Exchange.


DIRECTORS FEES

     The Company does not pay independent directors who attend a regularly scheduled or special meeting of its Board of Directors. None of the directors of the Company were compensated by the Company or its subsidiaries during the most recently completed financial year for their services in their capacity as directors. Messrs. Keith Hay and Stephen Stephens, who were directors during 1997, each charged consulting fees of $2,500 per month for their services as consultants or experts independent of their attendance at meetings of the Company's Board of Directors. Furthermore, Mr. Stephen Leahy, who was also a director during 1997, owns 50% of Mustang Management Ltd., which charged approximately $50,000 for management and administrative services during 1997.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the fiscal year ended December 31, 1997, Messrs. Hay, Leahy and Stephens, all of whom were also directors of the Company during 1997, were the members of the Company's compensation committee. Mr. Leahy was also the Secretary of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of April 13, 1998, information with respect to the beneficial ownership (as calculated pursuant to Rule 13d-3(d)(1) promulgated under the Exchange Act) of Common Stock owned by (i) all persons which the Registrant has reason to believe may be deemed the beneficial owners of more than 5% of the Registrant's outstanding Common Stock (ii) each director of the Registrant, (iii) the Named Executive Officer, and (iv) all directors and executive officers of the Registrant as a group. As of April 13, 1998, an aggregate of 13,576,970 shares of Common Stock were issued and outstanding. For purposes of computing the percentages under this table, it is assumed that all options and warrants to acquire Common Stock which have been issued to the directors, executive officers and holders of more than 5% of the Common Stock and are fully vested or will become fully vested within 60 days of the date of this Annual Report have been exercised by these individuals and the appropriate number of shares of Common Stock have been issued to these individuals.

Name and Address of                  Amount and Nature            % of
Beneficial Owner                  of Beneficial Ownership       Ownership
-------------------               -----------------------       ---------

Douglas C. MacLellan                   8,000 (1)                    *
8324 Delgany Avenue
Playa del Rey, CA  90293

Thomas P. Madden                     150,500 (2)                    *
c/o 10061 Talbert Ave. #200
Fountain Valley, CA 92708

Morris J. Magid                    1,016,352 (3)                  7.3%
1054 Selby Avenue
Los Angeles, CA  90024

Michael Marcus                       723,852 (4)                  5.2%
300 South 4th. Street
Suite 1100
Las Vegas, NV  89101

Michael A. Richard                     1,500                        *
c/o 10061 Talbert Ave. #200
Fountain Valley, CA 92708

Steven B. Rosner                      10,000                        *
c/o 10061 Talbert Ave. #200
Fountain Valley, CA 92708

All Directors and Executive          162,000 (5)                  1.2%
Officers as a group (3 persons)

_______________________

(1) Mr. MacLellan, who served as Chief Executive Officer of the Registrant during all of 1997, is a "named executive officer" for the purpose of this
     Item 12.

(2) Includes 150,000 shares of common stock of the Registrant issuable upon the exercise of certain outstanding options held by Mr. Madden which are currently exercisable at a price of C$2.41.

(3) Includes 384,928 shares held by 380144 B.C. Ltd., a British Columbia corporation owned 60% by Morris Magid and 40% by Marvin Magid. Morris and Marvin Magid are brothers.

(4) Includes 194,772 shares of common stock issuable upon the exercise of certain warrants held by Will's Wei Corporation which are currently exercisable at prices ranging between $2.74 and $3.32 per share. Includes 20,000 shares held by Can Mark Trading Company.

(5) Includes 150,000 shares of common stock of the Registrant issuable upon the exercise of outstanding options owned by the directors and executive officers of the Registrant.

*    Less than 1%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

1.   MAC Transaction
     ---------------

     As of December 31, 1996, Douglas C. MacLellan owned 500,000 shares of MAC. See "Item 1: Business; Metromedia Asia Corporation."

2.   Acquisition of PortaCom Wireless Communications, Inc.
     -----------------------------------------------------

     Pursuant to an agreement dated November 3, 1995 (the "PWC Agreement"), the Registrant agreed to acquire PortaCom Wireless Communications, Inc., a Delaware corporation, ("PWC") in exchange for shares of the Registrant's common stock.
Of the shareholders of PWC, Douglas C. MacLellan, who, during 1997 was the President and a director of the Registrant, was to receive 682,000 shares, Stephen O. Stephens, who during 1997 was a director of the Registrant , was to receive 136,400 shares, J. Michael Christianson, who, during 1996 was a Chief Financial Officer of the Registrant, was to receive 341,000, and PJL Communications, Inc. was to receive 409,200 shares. On July 18, 1996, the Registrant terminated the acquisition of PWC as it had not yet received regulatory approval. The Registrant has determined, however, that it will issue shares of its common stock to Messrs. MacLellan and Stephens and to PJL, in the same amounts as previously provided in the PWC Agreement, in the event it is permissible to do so without receiving approval of the Vancouver Stock Exchange. In the opinion of management, the likelihood can be considered to be remote that the conditions under which the above shares may be issued will ever arise. Additionally, certain Prepetition Settlements expected to be consummated under the plan of reorganization contemplate the provision to the Company of claim releases with respect to the respective issuances to Messrs. MacLellan and Stephens referred to above.

3.   Funds Advanced and Repaid
     -------------------------

     In January 1994, a company controlled by Morris Magid pledged 1,128,415 shares of common stock to guarantee a loan for the benefit of the Company. In connection with such and with advances and loans made in prior periods, the Company agreed, subject to regulatory approval, to issue a total of 42,757 bonus shares to Mr. Magid. During 1997, regulatory approval for the issuance of 42,757 shares was received and the Company then issued the shares.

4.   Compensatory Shares Contingently Issuable Pursuant to Cancellation of
     ---------------------------------------------------------------------
     Performance Shares
     ------------------

     As compensation for the agreement by Messrs. Morris Magid, Robert Alexander and Howard Frantom to surrender their 5,950,000 performance shares which were held under an escrow agreement, the Registrant has offered to issue, at a deemed price of $2.00 per share, 43,516 common shares, 271,245 common shares and 1 common share each to Mr. Magid, Mr. Alexander, and Mr. Frantom, respectively. As of the date of this filing, none of the aforementioned shares have been issued. The Registrant does not expect to issue any of the compensatory shares while it remains subject to the jurisdiction of the Vancouver Stock Exchange and the British Columbia Securities Commission. In the opinion of management, the likelihood can be considered to be remote that the conditions under which the above shares may be issued will ever arise.

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  The following Exhibits are filed as part of this Report:

Exhibit   Description
No.

 2.1 The Registrant's Voluntary Petition for Relief under Chapter 11 of the United States Bankruptcy Code, filed March 23, 1998 in the United States Bankruptcy Court, District of Delaware, Case #98-661 (PJW)/(1)/

 2.2 Form of Interim Order Authorizing Debtor To Obtain Secured Post-Petition Financing Pursuant To U.S.C. (S) 364(c)*

 2.3 Form of Motion and Order (A) Establishing Bidding Procedures and Approving A Break-Up Fee In Connection with the Sale of the Debtor's Interest In Certain Property of the Estate And (B) Approving the Form and Manner of Notice*

 2.4 Form of Stipulation and Order in Lieu of objection Amending the Post Petition Asset Purchase Agreement between the Registrant and VDC Corporation, Ltd.*

 3.1      Certificate of Incorporation of the Registrant/(2)/

 3.2      Amendment to Certificate of Incorporation dated May 1, 1990/(3)/

 3.3      Amendment to Certificate of Incorporation dated September 10,
          1991/(4)/

 3.4      Amendment to Certificate of Incorporation dated November 1, 1994/(5)/

 3.5      Amendment to Certificate of Incorporation dated December 5, 1995/(6)/

 3.6 Amended and Restated Certificate of Incorporation dated December 10, 1996/(7)/

 3.7      By-Laws of the Registrant/(8)/

 4.1      Specimen Stock Certificate/(9)/

 4.2      Form of Escrow Agreement dated September 30, 1991/(10)/

 4.3      Form of Escrow Agreement dated June 30, 1992/(11)/

10.1 Participation Agreement between Hoang Ly Huu, Sonny Luu, CMC International, Inc., Asia Telecom, Inc., and the Registrant/(12)/

10.2 Agreement For Cancellation of Performance Shares between the Registrant and Morris J. Magid, Robert B. Alexander, and Howard B. Frantom/(13)/

10.3 Form of Stock Purchase Agreement between the Registrant and Stephen O. Stephens, Douglas C. MacLellan, J. Michael Christiansen, PJL Communications, Inc., and PortaCom Wireless Communications, Inc./(14)/

10.4      Separation and Consulting Agreement between the Registrant and Francis
          T. Phalen/(15)/

10.5      Stock Option Agreement between the Registrant and Keith A.J. Hay/(16)/

10.6      Stock Option Agreement between the Registrant and Robert Flitton/(17)/

10.7      Stock Option Agreement between the Registrant and Stephen O.
          Stephens/(18)/

10.8 Form of Termination Agreement between the Registrant and Asian American Telecommunications Corporation/(19)/

10.9 Form of Employment Agreement between the Registrant and Douglas C. MacLellan/(20)/

10.10 Form of Employment Agreement between the Registrant and Michael A. Richard/(21)/

10.11 Joint Venture Agreement for the Establishment of a Joint Venture Enterprise for a CDMA Based Telecommunications System in the Kingdom of Cambodia/(22)/

10.12     License for the Provision and Operation of a CDMA Based
          Telecommunications System Within the Kingdom of Cambodia/(23)/

10.13     Stock Option Agreement between the Registrant and R. Keith
          Alexander/(24)/

10.14     Stock Option Agreement between the Registrant and Douglas C.
          MacLellan/(25)/

10.15     Stock Option Agreement between the Registrant and Stephen M.
          Leahy/(26)/

10.16 Employment Agreement between the Registrant and Thomas P. Scichili. A verbal agreement was entered into between the Registrant and Thomas P. Scichili whereby the Registrant agreed to pay Mr. Scichili a salary of up to $8,000 per month on a month-to-month basis, plus reimbursement of reasonable expenses, terminable mutually at will, to serve as the Registrant's Vice President-General Counsel. Effective July 31, 1997, Mr. Scichili resigned his position with the Registrant and his employment agreement with the Registrant was terminated.

10.17 Employment Agreement between the Registrant and Paul Robert Carr. A verbal agreement was entered into between the Registrant and Paul Robert Carr whereby the Registrant agreed to pay Mr. Carr a salary of $6,000 per month on a month-to-month basis, plus reimbursement of reasonable expenses, terminable mutually at will, to serve as the Registrant's Vice President-Asia Pacific. Effective January 15, 1998, Mr. Carr resigned his position with the Registrant and his employment agreement with the Registrant was terminated.

10.18 Employment Agreement between the Registrant and Thomas P. Madden. A verbal agreement was entered into between the Registrant and Thomas P. Madden whereby the Registrant agreed to pay Mr. Madden a salary of $6,000 per month on a month-to-month basis, plus reimbursement of reasonable expenses, terminable mutually at will, to serve as the Registrant's Vice President-Investor Relations.

10.19 Acquisition Agreement and Plan of Reorganization between the Registrant and Asian American Telecommunications Corporation/(27)/

10.20 Form of First Amendment to Acquisition Agreement and Plan of Reorganization between the Registrant and Asian American Telecommunications Corporation/(28)/

10.21 Form of Second Amendment to Acquisition Agreement and Plan of Reorganization between the Registrant and Asian American Telecommunications Corporation/(29)/

10.22 Agreement between the Registrant and Howard B. Frantom acknowledging cancellation of Employment Agreement/(30)/

10.23     Stock Option Agreement between the Registrant and Michael Marcus *

10.24     Stock Option Agreement between the Registrant and Thomas Scichili *

10.25 Form of Post Petition Asset Purchase Agreement between the Registrant and VDC Corporation, Ltd. *

10.26 Debtor-In-Possession Loan, Pledge and Security Agreement between the Registrant and VDC Corporation, Ltd. *

10.27     Letter of Intent between the Registrant and VDC Corporation, Ltd. *

10.28     Asset Purchase Agreement between the Registrant and VDC Corporation,
          Ltd. *

10.29 First Amendment to Asset Purchase Agreement between the Registrant and VDC Corporation, Ltd. *

10.30     Loan Agreement between the Registrant and VDC Corporation, Ltd. *

10.31     Pledge Agreement between the Registrant and VDC Corporation, Ltd. *

10.32     Security between the Registrant and VDC Corporation, Ltd. *

10.33 Agreement Re: Transfer Of Interest Of PortaCom Wireless, Inc. In American Cambodian Telecom, Ltd. *

16 Letter from KPMG to the United States Securities and Exchange Commission regarding the change in the Company's certifying accountant dated April 9, 1998/(31)/

21        Subsidiaries of the Registrant *

27        Financial Data Schedule *

* Filed herewith


/(1)/ Incorporated by reference to Exhibit 2 to Form 8-K filed with the Securities and Exchange Commission on March 30, 1998.

/(2)/ Incorporated by reference to Exhibit 3.1 to Form 10-SB filed with the Securities and Exchange Commission on January 18, 1994 (the "Form 10-SB").

/(3)/ Incorporated by reference to Exhibit 3.3 to Amendment #1 to Form 10-SB filed with the Securities and Exchange Commission on September 8, 1994 (the "Amendment #1 to Form 10- SB").

/(4)/  Incorporated by reference to Exhibit 3.4 to Amendment #1 to Form 10-SB.

/(5)/ Incorporated by reference to Exhibit 3.4 to Form 10-KSB for the fiscal year ended March 31, 1995.

/(6)/ Incorporated by reference to Exhibit 3.5 to Form 10-KSB for the fiscal year ended March 31, 1995.

/(7)/ Incorporated by reference to Exhibit 3.6 to Form 10-K for the fiscal year ended December 31, 1996.

/(8)/ Incorporated by reference to Exhibit 3.7 to Form 10-K for the fiscal year ended December 31, 1996.

/(9)/ Incorporated by reference to Exhibit 4.1 to Form 10-K for the fiscal year ended December 31, 1996.

/(10)/ Incorporated by reference to Exhibit 4.5 to Form 10-SB.

/(11)/ Incorporated by reference to Exhibit 4.6 to Form 10-SB.

/(12)/ Incorporated by reference to Exhibit 10.5 to Form 10-KSB for the fiscal year ended March 31, 1995.

/(13)/ Incorporated by reference to Exhibit 10.8 to Form 10-KSB for the fiscal year ended March 31, 1995.

/(14)/ Incorporated by reference to Exhibit 10.9 to Form 10-KSB for the fiscal year ended March 31, 1995.
/(15)/ Incorporated by reference to Exhibit 10.10 to Form 10-KSB for the fiscal year ended March 31, 1995.

/(16)/ Incorporated by reference to Exhibit 10.17 to Form 10-KSB for the fiscal year ended March 31, 1995.

/(17)/ Incorporated by reference to Exhibit 10.18 to Form 10-KSB for the fiscal year ended March 31, 1995.

/(18)/ Incorporated by reference to Exhibit 10.19 to Form 10-KSB for the fiscal year ended March 31, 1995.

/(19)/ Incorporataed by reference to Exhibit 10.02 to Form 10-QSB for the quarter and nine months ended September 30, 1996.

/(20)/ Incorporated by reference to Exhibit 10.24 to Form 10-K for the fiscal year ended December 31, 1996.

/(21)/ Incorporated by reference to Exhibit 10.25 to Form 10-K for the fiscal year ended December 31, 1996.

/(22)/ Incorporated by reference to Exhibit 10.26 to Form 10-K for the fiscal year ended December 31, 1996.

/(23)/ Incorporated by reference to Exhibit 10.27 to Form 10-K for the fiscal year ended December 31, 1996.

/(24)/ Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended December 31, 1996.

/(25)/ Incorporated by reference to Exhibit 10.29 to Form 10-K for the fiscal year ended December 31, 1996.

/(26)/ Incorporated by reference to Exhibit 10.30 to Form 10-K for the fiscal year ended December 31, 1996.

/(27)/ Incorporated by reference to Exhibit 10.2 to Form 10-KSB for the fiscal year ended March 31, 1995.

/(28)/ Incorporated by reference to Exhibit 10.3 to Form 10-KSB for the fiscal year ended March 31, 1995.

/(29)/ Incorporated by reference to Exhibit 10.01 to Form 10-QSB for the quarter and nine months ended September 30,1996.

/(30)/ Incorporated by reference to Exhibit 10.3 to Form 10-KSB for the fiscal year ended March 31, 1995.

/(31)/ Incorporated by reference to Exhibit 16 to Form 8-K/A filed with the Securities and Exchange Commission on April 10, 1998.


     (b)  Reports on Form 8-K:

          The following report on Form 8-K was filed during the last quarter of the period covered by this Report:

Date of Report     Subject Matter
--------------     --------------

10/8/97            Letter of Intent Signed for Sale of Principal Asset to VDC
                   Corporation

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the fiscal year ended December 31, 1997 to be signed on its behalf by the undersigned, thereunto duly authorized, in Fountain Valley, California, on April 14, 1998.

                                       PORTACOM WIRELESS, INC.

                                       By:    /s/ Michael A. Richard
                                              ----------------------------------
                                              Michael A. Richard
                                              Chief Executive Officer and Vice
                                              President, Accounting (principal
                                              financial officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K for the fiscal year ended December 31, 1997 has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                         Date
---------                         -----                         ----


/s/ Thomas P. Madden         Director and                       April 14, 1998
------------------------     Vice President, Investor Relations
Thomas P. Madden



/s/ Michael A. Richard       Director, Chief Executive Officer  April 14, 1998
------------------------     and Vice President, Accounting
Michael A. Richard           (principal financial officer)


/s/ Steven B. Rosner         Director                           April 14, 1998
------------------------
Steven B. Rosner