Form 10-Q
period 1998-03-31
PORTACOM WIRELESS INC/
filed 1998-05-20
CIK 907166

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

     (MARK ONE)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1998 or

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

                        10061 Talbert Avenue, Suite #200
                       Fountain Valley, California 92708
                    (Address of principal executive offices)
                 Registrant's telephone number: (714) 593-3234

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

As of April 30, 1998, there were 13,576,970 shares of Common Stock issued and outstanding.

                                     INDEX

PART I.     FINANCIAL INFORMATION                                               PAGE
                                                                                 NO.

            ITEM 1.     Statement Regarding Financial Information                i

                        Condensed Consolidated Balance Sheet at
                        March 31, 1998 (Unaudited) and
                        December 31, 1997 (Derived from audited
                        financial statements)                                    1

                        Condensed Consolidated Statements of Operations
                        for the three months ended March 31,
                        1998 and 1997 (Unaudited)                                2

                        Condensed Consolidated Statements of Cash Flows
                        for the three months ended March 31,
                        1998 and 1997 (Unaudited)                                3

                        Notes to Condensed Consolidated Financial                4
                        Statements (Unaudited)

            ITEM 2.     Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                      7

PART II.    OTHER INFORMATION
            ITEM 1.     Legal Proceedings                                       13

            ITEM 2.     Changes in Securities                                   13

            ITEM 3.     Defaults Upon Senior Securities                         13

            ITEM 4.     Submission of Matters to a Vote of Security Holders     13

            ITEM 5.     Other Events                                            14

            ITEM 6.     Exhibits and Reports on Form 8-K                        14

                    PORTACOM WIRELESS, INC. AND SUBSIDIARIES
                          Quarter Ended March 31, 1997

                         PART I. FINANCIAL INFORMATION

The financial statements included herein have been prepared by PortaCom Wireless, Inc. (formerly known as "Extreme Technologies, Inc." and defined herein in the alternative as the "Company" or the "Registrant"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As contemplated by the SEC under Rule 10-01 of Regulation S-X (as amended by Regulation S-K), the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Except where otherwise specified, all dollar amounts referenced in this document are denominated in United States dollars. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the SEC (file number 0-23228).

                            PORTACOM WIRELESS, INC.
                             (DEBTOR-IN-POSSESSION)
                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                                          March 31,          December 31,
                                                             1998                1997
                                                         ------------        ------------
                                                         (Unaudited)           (Audited)
       ASSETS

CURRENT ASSETS
  Cash                                                   $      6,483        $     15,070
  Prepaid expenses                                             15,249                   -
                                                         ------------        ------------

TOTAL CURRENT ASSETS                                           21,732              15,070
                                                         ------------        ------------

INVESTMENTS                                                 8,000,000           8,000,000
                                                         ------------        ------------

EQUIPMENT, Net                                                  5,358               6,181
                                                         ------------        ------------

OTHER ASSETS                                                        -                 520
                                                         ------------        ------------

TOTAL ASSETS                                             $  8,027,090        $  8,021,771
                                                         ============        ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities               $    114,004        $  3,209,001
  Notes payable                                                     -             359,490
                                                         ------------        ------------

TOTAL CURRENT LIABILITIES                                     114,004           3,568,491
                                                         ------------        ------------

LIABILITIES SUBJECT TO COMPROMISE                           4,026,480                   -
                                                         ------------        ------------

TOTAL LIABILITIES                                           4,140,484           3,568,491
                                                         ------------        ------------

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 100,000,000 shares
   authorized; 13,576,970 shares issued and outstanding      13,576              13,576
  Preferred stock, $.001 par value, 5,000,000
   shares authorized; no shares issued                              -                   -
  Additional paid-in capital                               18,319,550          18,319,550
  Accumulated deficit                                     (14,446,520)        (13,879,846)
                                                         ------------        ------------
TOTAL STOCKHOLDERS' EQUITY                                  3,886,606           4,453,280
                                                         ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  8,027,090        $  8,021,771
                                                         ============        ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            PORTACOM WIRELESS, INC.
                            (DEBTOR-IN-POSSESSION)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three Months Ended March 31,
                                                               1998           1997
                                                           -----------     -----------
OPERATING EXPENSES
   Consulting fees                                         $   500,843     $  313,107
   Depreciation                                                    822            186
   General and administrative                                   20,185        130,428
   Interest, bank charges and financing charges                 15,672        170,081
   Legal and accounting                                        102,323        292,196
   Management fees                                              15,311         30,164
   Rent                                                          1,000         20,888
   Travel                                                          953        238,964
   Wages and benefits                                           59,661        138,463
                                                           -----------     ----------
                                                               716,770      1,334,477
                                                           -----------     ----------

LOSS FROM OPERATIONS                                          (716,770)    (1,334,477)

OTHER INCOME                                                         4              -
                                                           -----------     ----------

LOSS BEFORE EXTRAORDINARY ITEM                                (716,766)    (1,334,477)

GAIN ON SETTLEMENT OF DEBT                                     150,092              -
                                                            ----------    -----------

NET LOSS FOR THE PERIOD                                     $ (566,674)   $(1,334,477)
                                                            ==========    ===========

BASIC AND DILUTED INCOME (LOSS) PER SHARE
   Loss before extraordinary item                           $    (0.05)   $     (0.10)
   Extraordinary item                                             0.01              -
                                                            -----------   -----------

NET LOSS                                                    $    (0.04)   $     (0.10)
                                                            ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING          13,576,970    12,928,555
                                                            ===========   ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            PORTACOM WIRELESS, INC.
                            (DEBTOR-IN-POSSESSION)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                 1998             1997
                                                              ----------      -----------
OPERATING ACTIVITIES
  Net loss for the period                                     $(566,674)      $(1,334,477)
  Adjustments to reconcile net loss to net cash
   used in operating activities
     Depreciation                                                   822               186
     Share capital issuable in settlement of
      financing charges                                               -           139,302
     (Increase) decrease in assets
        Prepaid expenses                                        (15,249)                -
        Other assets                                                520                 -
     Increase in accounts payable and accrued liabilities       283,141           247,327
                                                              ---------       -----------

  Net cash used in operating activities                        (297,440)         (947,662)
                                                              ---------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Equipment, net                                                      -            (6,628)
  Other assets                                                        -          (200,000)
                                                              ---------       -----------
  Net cash provided by (used in) investing activities                 -          (206,628)
                                                              ---------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issue of common stock for cash                                      -           914,878
  Loans payable                                                 288,853           186,586
                                                              ---------       -----------

  Net cash provided by financing activities                     288,853         1,101,464
                                                              ---------       -----------

DECREASE IN CASH AND CASH EQUIVALENTS                            (8,587)          (52,826)

CASH - BEGINNING OF PERIOD                                       15,070           114,275
                                                              ---------       -----------

CASH - END OF PERIOD                                          $   6,483       $    61,449
                                                              =========       ===========

SUPPLEMENTARY INFORMATION
  Interest paid                                               $       -       $         -
                                                              ==========      ===========

  Income taxes paid                                           $        -      $         -
                                                              ==========      ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            PORTACOM WIRELESS, INC.
                            (DEBTOR-IN-POSSESSION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997


NOTE 1 - INTERIM PERIODS

The unaudited information has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects normal recurring adjustments necessary for a fair presentation of the information for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Certain amounts of the three months ended March 31, 1997 have been reclassified to conform to the presentation for the three months ended March 31, 1998.

The results of operations for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of operating results for the full year.


NOTE 2 - BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of PortaCom Wireless, Inc. (the "Company") and its wholly owned subsidiaries from the dates of acquisition or formation. All material intercompany balances and intercompany transactions have been eliminated.


NOTE 3 - FILING OF PETITION FOR REORGANIZATION

At the close of business on March 23, 1998 (the "Petition Date"), the Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, District of Delaware (the "Bankruptcy Court").

After a long period of negotiation, the Company was unable to reach out-of-court settlements with all of its creditors. Accordingly, a bankruptcy petition was filed in order to reorganize and begin implementing the Company's strategies while working to restructure its indebtedness.

On April 22, 1998, the Company filed a plan of reorganization ("the Plan") and disclosure statement ("the Disclosure Statement"). A hearing on the adequacy of the Disclosure Statement is scheduled for June 3, 1998. There can be no assurance at this time that the Plan or Disclosure Statement will be approved or that the Plan will be confirmed by the Bankruptcy Court or that such plan will be consummated. After the expiration of the Company's exclusivity period, for such filing, creditors of the Company have the right to propose alternative plans of reorganization. Any plan of reorganization, among other things, is likely to result in material dilution of the equity of existing shareholders.

As a result of the Chapter 11 filing, absent approval of the Bankruptcy Court, the Company is prohibited from paying, and creditors are prohibited from attempting to collect, claims or debts arising pre-petition. The consummation of the Plan is the principal objective of the Company's Chapter 11 case. The Plan sets forth the means for satisfying claims and interests in the Company, including the liabilities subject to compromise. The consummation of the Plan for the Company will require the requisite vote of impaired creditors and stockholders under the Bankruptcy Code and confirmation of the Plan by the Bankruptcy Court.

                            PORTACOM WIRELESS, INC.
                            (DEBTOR-IN-POSSESSION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997



NOTE 3 - FILING OF PETITION FOR REORGANIZATION (Continued)

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern which requires the realization of assets and settlement of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filing and circumstances relating to this event, including the Company's losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Further, the Plan could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the Debtor In Possession loan facility and the ability to generate sufficient cash from operations and financing arrangements to meet its obligations.


NOTE 4 - INVESTMENT IN METROMEDIA ASIA CORPORATION ("MAC")

On October 8, 1997, the Company signed a letter of intent with VDC Corporation, Ltd. ("VDC") to sell its interest in MAC to VDC for 5.3 million shares of VDC common stock and up to $700,000 in cash (the "Asset Sale"). On November 10, 1997, the company and VDC executed three agreements (specifically, a Loan Agreement, a Pledge Agreement, and a Security Agreement, hereinafter referred to collectively as the "VDC Loan Agreements") pursuant to which the Company granted VDC a perfected first priority lien upon, and security interest in, its shares and warrants of MAC to the extent that VDC provides loans to the Company or effects payments authorized by the Company on its behalf to its creditors. On November 19, 1997, the Company and VDC executed a definitive agreement with respect to the asset purchase which was subject to shareholder consent, the completion of due diligence, regulatory approvals and filings and other necessary conditions, including resolving a majority of the Company's current debts and obligations. There is no assurance that the transaction will be consummated in accordance with the terms set forth in the letter of intent or the definitive agreements, or at all.

During the Bankruptcy and subject to the approval of the Bankruptcy Court, the Company intends to consummate the Asset Sale pursuant to Section 363 of the Bankruptcy Code. The Company believes, based on the current value of the shares of VDC's common stock, that it will receive substantial value in consideration of the Asset Sale if consummated pursuant to that certain Post-Petition Asset Purchase Agreement dated March 23, 1998 between the Company and VDC. The Post-Petition Asset Purchase Agreement was amended by (1) a stipulation entered by the Bankruptcy Court on April 6, 1998 which provides for an escrow account in the form of $2,600,000 (minimum of $1,250,000 in cash) to be funded by VDC for the benefit of holders of priority unsecured claims and general unsecured claims; (2) an escrow agreement dated April 23, 1998 consistent with the April 6, 1998 stipulation and (3) a stipulation entered by the Bankruptcy Court on April 23, 1998, which increased the amount of escrow funds to $2,682,000. The number of VDC shares to be delivered to the escrow agent will be the difference between the value of the 5,300,000 VDC shares and the cash escrow delivered and indebtedness divided by the value of the VDC stock. An auction was held on April 23, 1998, after the Company solicited higher and better offers for the MAC shares and warrants. VDC was the only bidder at the auction on April 23, 1998. The Bankruptcy Court approved the sale of the MAC shares and warrants to VDC pursuant to the Post-Petition Asset Purchase Agreement as modified by the stipulations and the escrow agreement. The sale of the MAC shares and warrants is scheduled to close on or before May 31, 1998.

Management believes that there has been no impairment in the carrying value of its $8,000,000 investment in MAC and further believes that the fair market value of this investment exceeds its carrying value based on the anticipated value of the VDC stock to be received in exchange for its investment in MAC, which is dependent upon the closing of the Asset Sale.

                            PORTACOM WIRELESS, INC.
                            (DEBTOR-IN-POSSESSION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997



NOTE 5 - COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130 Comprehensive Income for the first quarter of fiscal year 1998. However, the Company has no items of other comprehensive income which are excluded from net loss for the three months ended March 31, 1998 and 1997.

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------


Results of Operations

Quarter ended March 31, 1998 as Compared with Quarter Ended March 31, 1997.
---------------------------------------------------------------------------

     For the quarter ended March 31, 1998, the Company reported a net loss from operations of $716,770. This compares to a net loss from operations of $1,334,477 for the comparable quarter in the prior year. The loss per share of common stock for the quarter ended March 31, 1998 as compared with the quarter ended March 31, 1997 was ($.05) per share and ($0.10) per share, respectively. There were no sales in either period due to the fact that the Company did not acquire any operating business nor did its Cambodia project become operational. In addition, its revenue-producing subsidiaries (which were also generating significant net losses) were discontinued in 1995 and remained inactive through the first quarter of 1998. No sales are expected for 1998 and the Company's near term operations, if any, are not expected to generate revenues in the foreseeable future unless the Company acquires one or more controlling interests in businesses that produce ongoing revenue from operations. No assurances can be given as to the consummation of any future acquisitions of any such businesses.

     Operating expenses decreased to $716,770 in the quarter ended March 31, 1998 from $1,334,477 in the quarter ended March 31, 1997.

     Except for Consulting fees, which increased by $187,736 to $500,843 due to the Company's engagement of outside consultants to assist with negotiations with VDC Corporation and in obtaining debt reductions from most of the Company's creditors, and Depreciation, which increased marginally, the decrease in operating expenses from the prior year quarter was evidenced by decreases in all other expense categories, the most significant of which was in Travel.

     During the quarter ended March 31, 1998, Travel expenses decreased to $953 from the $238,964 recorded in quarter ended March 31, 1997, a decrease of $238,011. This decrease resulted from the temporary suspension throughout the quarter of the Company's business development activities which historically have involved a significant amount of international travel on the part of its senior management and independent contractors.

     During the quarter ended March 31, 1998, legal and accounting expenses declined to $102,323 from $292,196 recorded in the quarter ended March 31, 1997, a decrease of $189,873. This decrease reflected the shift in the Company's activities to concluding a sale of its principal asset to VDC Corporation Ltd. (the "Asset Sale") from the extensive due diligence work and disclosure preparation related to prospective acquisitions that the Company undertook during the prior year quarter.

     Additional decreases occurred in Interest, bank and financing charges, which decreased by $154,409 to $15,672, General and administrative, which decreased by $110,243 to $20,185, and Wages and benefits, which decreased by $78,802 to $59,661. These expenses are expected to remain stable throughout the second and third quarters of 1998 but could increase significantly during the fourth quarter of 1998 should the Company emerge from the Chapter 11 reorganization (discussed below) and begin, subject to receipt of sufficient financing, to increase its business development activities, if any.

Liquidity and Capital Resources
-------------------------------

     During the three months ended March 31, 1998, the Company's cash and cash equivalents decreased by $8,587. Although the Company generated $288,853 from financing activities, the Company's operations utilized net cash of $297,440. These activities contributed to a net working capital deficit as of March 31, 1998 of $92,272, which decreased $3,461,149 from $3,553,421 at December 31,
1997. This decrease is directly attributable to a reduction in current liabilities which resulted from the reclassification to non-current liabilities of all debts of the Company (but not of its subsidiaries) which existed as of the date the Company filed for bankruptcy protection (described below).

    The Company has incurred cumulative losses from inception through March 31, 1998 of $14,446,520 and has not achieved revenues sufficient to offset direct expenses and corporate overhead.

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

     In addition, funding was also provided to the Company by VDC pursuant to that certain Loan Agreement, Security Agreement, and Pledge Agreement, each dated November 10, 1997, and other documents, instruments, and notices, including UCC Financing Statements, executed delivered or recorded in connection therewith (collectively, the "Prepetition Loan Documents"), whereby VDC agreed to extend credit and advance funds to the Company in an amount not to exceed $700,000. The funds, together with all accrued interest, costs and other charges constitute the Prepetition Indebtedness, which is secured by a lien granted to VDC in and to the Company's interests in the MAC shares and warrants. VDC perfected its interest in the MAC warrants by taking possession thereof. Until recently, the MAC shares remained in the possession of MAC, which held such shares to secure a contingent contractual indemnification obligation of the Company, which expires on January 1, 1999 assuming certain conditions have been met. Pending the completion of the Asset Sale (as described below) and pursuant to the Bankruptcy Court's order dated April 23, 1998, the MAC shares are to be sold to VDC free and clear of MAC's lien which shall attach to the sale proceeds pursuant to Section 363 of the United States Bankruptcy Code.

Chapter 11 Reorganization

     On March 23, 1998 (the "Petition Date"), the Company filed a voluntary petition (the "Bankruptcy") for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, District of Delaware (the
"Bankruptcy Court").   The proceeding is being administered under the caption
"In re: PortaCom Wireless, Inc.", Case No. 98-661 (PJW), pursuant to an order of the Bankruptcy Court. The following U.S. subsidiaries were not included in the bankruptcy filings: Portacom International Ltd, Extreme Telecom, PCBX Systems Inc., and Extreme Laboratories Inc. The petition requests that the existing directors and officers of the Company be left in possession of the Company's assets and responsible for the business of the Company.

     In 1996, the Company generated revenues of approximately $9,000,000 (approximately $1,000,000 of which were cash revenues) pursuant to a Termination Agreement between the Company and Asian American Telecommunications Corporation, the predecessor to MAC. During 1997 and the first quarter of 1998, the Company did not generate any revenues. Due to the lack of capital resources, the Company reduced its business activities such that operations virtually ceased. At the same time, the Company faced increasing pressure from trade creditors and litigation. See "Legal Proceedings."

     Prior to the Bankruptcy, the Company attempted to negotiate a settlement of its outstanding indebtedness. In certain instances, the Company was able to extinguish indebtedness by securing claim releases from creditors in consideration for discounted cash payments. In other instances, the Company and its creditors or claimants have entered into agreements (the "Prepetition Settlements") that provide for extinguishment of debt and a claim release in consideration for a portion of the shares of VDC and/or cash that the Company expects to receive in connection with the Asset Sale. The Company believes the Prepetition Settlements are enforceable and will vigorously attempt to enforce the Prepetition Settlements in the Bankruptcy, to the extent necessary. As of the Petition Date, the informal settlement would have been concluded but for a small number of significant creditors and claimants with whom the Company had been unable to reach agreements.

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

     VDC previously agreed to fund the Company's operations on a secured basis through the completion of the Asset Sale. Accordingly, the Company and VDC entered into a certain Debtor In Possession Loan, Security, and Pledge Agreement, under which VDC agreed to extend credit and advance funds to the Company (the "DIP Financing"). As of April 30, 1998, $18,000 had been advanced to the Company pursuant to the DIP Financing.

     On April 22, 1998, the Company filed a plan of reorganization ("the Plan") and disclosure statement ("the Disclosure Statement"). A hearing on the adequacy of the Disclosure Statement is scheduled for June 3, 1998. There can be no assurance at this time that the Plan and Disclosure Statement will be approved or that the Plan will be confirmed by the Bankruptcy Court, or that the Plan will be consummated. After the expiration of the exclusivity period for such filing, creditors of the Company have the right to propose alternative plans of reorganization. Any plan of reorganization, among other things, is likely to result in material dilution of the equity of existing shareholders.

     As a result of the Bankruptcy, absent approval of the Bankruptcy Court, the Company is prohibited from paying, and creditors are prohibited from attempting to collect, claims or debts arising prior to the Petition Date. The consummation of the Plan is the principal objective of the Company's Bankruptcy. The Plan sets forth the means for satisfying claims and interests in the Company, including the liabilities subject to compromise. The consummation of the Plan for the Company will require the requisite vote of impaired creditors and interest holders under the Bankruptcy Code and confirmation of the Plan by the Bankruptcy Court.

     During the Bankruptcy and subject to the approval of the Bankruptcy Court, the Company intends to consummate the Asset Sale pursuant to Section 363 of the Bankruptcy Code. The Company believes, based on the current value of the shares of VDC's common stock, that it will receive substantial value in consideration of the Asset Sale if consummated pursuant to that certain Post-Petition Asset Purchase Agreement dated March 23, 1998 between the Company and VDC. The Post-Petition Asset Purchase Agreement was amended by (1) a stipulation entered by the Bankruptcy Court on April 6, 1998 which provides for an escrow account in the form of $2,600,000 (minimum of $1,250,000 in cash) to be funded by VDC for the benefit of holders of priority unsecured claims and general unsecured claims; (2) an escrow agreement dated April 23, 1998 consistent with the April 6 stipulation, and (3) a stipulation entered by the Bankruptcy Court on April 23, 1998, which increased the amount of escrow funds to $2,682,000. The number of VDC shares to be delivered to the escrow agent will be the difference between the value of the 5,300,000 VDC shares and the cash escrow delivered and indebtedness divided by the value of the VDC stock. An auction was held on April 23, 1998, after the Company solicited higher and better offers for the MAC shares and warrants. VDC was the only bidder at the auction on April 23, 1998. The Bankruptcy Court approved the sale of the MAC shares and warrants to VDC pursuant to the Post-Petition Asset Purchase Agreement as modified by the stipulations and the escrow agreement. The sale of the MAC shares and warrants is scheduled to close on or before May 31, 1998.

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

     As of March 31, 1998, the Company had 530,000 options and 333,346 warrants outstanding which, upon exercise, would yield to the Company additional proceeds in excess of approximately $2.3 million. The exercise of existing options or warrants is impossible to predict with any certainty. Accordingly, management can render no assurances that any material funds will be realized upon the exercise of such options or warrants, or whether such will be exercised at all.

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

     Management does not believe that in 1998 the Company's operations, if any, will generate sufficient cash flow to finance its working capital and any capital expenditure requirements. The Company will remain dependent on management's ability to obtain additional debt and equity financing and to use a portion of the proceeds from the Asset Sale (should such Asset Sale be
consummated).   While the Company will continue to seek both debt and equity financing, there can be no assurance that any such financing will be available on terms acceptable to the Company or at all. Without such additional sources of financing, the Company will not be able to continue as a going concern once it emerges from the Bankruptcy.

Investment in American Cambodian Telecom, Ltd.

     Although the Company held an 86% interest in American Cambodian Telecom, Ltd. ("ACT") at December 31, 1997, at such date it was determined that this investment had experienced an other than temporary decline in value and a significantly decreased likelihood that the $345,454 in loans would be repaid. Accordingly, the investment and advances were written down to their estimated fair value of $-0-. In addition, ACT advised the Company that equipment aggregating $61,221 was found to be missing and presumed stolen during the political coup that occurred in Cambodia in 1997 and that, as of December 31, 1997, ACT had breached the terms of its joint venture contract, raising substantial doubt as to the recoverability of the $200,000 deposit which ACT had paid to the Ministry of Posts and Telecommunications in Cambodia earlier in the year. Accordingly, these assets were written off as of December 31, 1997, and a loss of $360,721 was charged to operations in 1997. ACT was sold in January, 1998 as part of the consideration for a prepetition termination and settlement agreement with a former officer to whom the Company owed unpaid wages and expenses.

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

          On March 23, 1998, the Company filed a voluntary petition pursuant to Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). Accordingly, pursuant to 11 U.S.C. (S) 36, the proceedings described above have been automatically stayed. The Company intends to object to the claims of JMS and Christiansen and to pursue its rights, remedies and defenses in the bankruptcy case.

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

          None.

Item 5.   Other Events
          ------------

          None.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               27   Financial Data Schedule

          (b)  Reports on Form 8-K

               On March 30, 1998, the Company filed a Current Report on Form 8-K relating to the filing of a voluntary petition for relief under the Bankruptcy Code (Item 3), a change in the Company's independent accountants (Item 4), an amendment to the Asset Purchase Agreement dated November 25, 1997 between the Company and VDC Corporation, Ltd (Item 5) and the change in the composition of the Company's Board of Directors.

               On April 10, 1998, the Company filed an amendment to the aforementioned Current Report on Form 8-K in order to correct certain statements made by the Company in Item 4 and to file a letter from KPMG, the Company's former independent accountants, to the United States Securities and Exchange Commission pursuant to Item 304(a)(3) of Regulation S-K.

                                   SIGNATURE

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             PORTACOM WIRELESS, INC.



Date:  May 20, 1998
                             By: /s/ Michael A. Richard
                                 ------------------------------------
                                 Michael A. Richard
                                 President, Chief Executive Officer,
                                 Vice President Accounting (principal
                                 accounting officer)