Form 10-Q
period 1998-06-30
PORTACOM WIRELESS INC/
filed 1998-08-13
CIK 907166

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

     (MARK ONE)

           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 1998 or

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

As of July 31, 1998, there were 13,576,970 shares of Common Stock issued and outstanding.

                                     INDEX

PART I.  FINANCIAL INFORMATION                                          PAGE
                                                                         NO.

         ITEM 1. Statement Regarding Financial Information                i

                 Condensed Consolidated Balance Sheets at
                 June 30, 1998 (Unaudited) and
                 December 31, 1997 (Derived from audited
                 financial statements)                                    1

                 Condensed Consolidated Statements of Operations
                 for the three and six months ended June 30,
                 1998 and 1997 (Unaudited)                                2

                 Condensed Consolidated Statements of Cash Flows
                 for the three and six months ended June 30,
                 1998 and 1997 (Unaudited)                                3

                 Notes to Condensed Consolidated Financial
                 Statements (Unaudited)                                   4

         ITEM 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      7


PART II. OTHER INFORMATION

         ITEM 1. Legal Proceedings                                       13

         ITEM 2. Changes in Securities                                   13

         ITEM 3. Defaults Upon Senior Securities                         13

         ITEM 4. Submission of Matters to a Vote of Security Holders     14

         ITEM 5. Other Events                                            14

         ITEM 6. Exhibits and Reports on Form 8-K                        14

                    PORTACOM WIRELESS, INC. AND SUBSIDIARIES
                          Quarter Ended June 30, 1998

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

                            PORTACOM WIRELESS, INC.
                             (DEBTOR-IN-POSSESSION)
                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                                          June 30,         December 31,
                                                            1998               1997
                                                      ----------------   -----------------
                                                        (Unaudited)          (Audited)
         ASSETS

CURRENT ASSETS
  Cash                                                         45,325        $     15,070
  Cash escrow fund                                          2,636,400                   -
  Prepaid expenses                                              8,522                   -
                                                         ------------        ------------

TOTAL CURRENT ASSETS                                        2,690,247              15,070

INVESTMENTS                                                 5,318,000           8,000,000

EQUIPMENT - Net                                                 4,537               6,181

OTHER ASSETS                                                        -                 520
                                                         ------------        ------------

TOTAL ASSETS                                             $  8,012,784        $  8,021,771
                                                         ============        ============


         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities               $    408,903        $  3,209,001
  Notes payable                                                     -             359,490
                                                         ------------        ------------

TOTAL CURRENT LIABILITIES                                     408,903           3,568,491

LIABILITIES SUBJECT TO COMPROMISE                           4,026,480                   -
                                                         ------------        ------------

TOTAL LIABILITIES                                           4,435,383           3,568,491
                                                         ------------        ------------

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 100,000,000 shares
   authorized; 13,576,970 shares issued and outstanding        13,576              13,576
  Preferred stock, $.001 par value, 5,000,000
   shares authorized; no shares issued                              -                   -
  Additional paid-in capital                               18,319,550          18,319,550
  Accumulated deficit                                     (14,755,725)        (13,879,846)
                                                         ------------        ------------

TOTAL STOCKHOLDERS' EQUITY                                  3,577,401           4,453,280
                                                         ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  8,012,784        $  8,021,771
                                                         ============        ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            PORTACOM WIRELESS, INC.
                            (DEBTOR-IN-POSSESSION)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                 Three Months Ended June 30,       Six Months Ended June 30,
                                                   1998           1997                1998          1997
                                               -----------     -----------        -----------    -----------
OPERATING EXPENSES
   Advertising and promotion                   $         -     $     2,599        $         -    $     2,599
   Consulting fees                                       -         402,328            500,843        715,435
   Depreciation and amortization                       821           1,064              1,644          1,250
   General and administrative                       39,148         125,462             59,333        255,890
   Interest, bank charges and financing
     charges                                             -             812             15,672        170,893
   Legal and accounting                             44,400         601,349            146,722        893,545
   Management fees                                       -          26,237             15,311         56,401
   Rent                                              2,000          20,518              3,000         41,406
   Travel and entertainment                              -         208,423                953        447,387
   Wages and benefits                               21,331          94,897             80,992        233,360
                                               -----------     -----------        -----------    -----------
                                                   107,700       1,483,689            824,470      2,818,166
                                               -----------     -----------        -----------    -----------

LOSS FROM OPERATIONS                              (107,700)     (1,483,689)          (824,470)    (2,818,166)
                                               -----------     -----------        -----------    -----------

REORGANIZATION ITEMS
   Professional fees                              (201,609)              -           (201,609)             -
   Interest income                                     104               -                108              -
                                               -----------     -----------        -----------    -----------
                                                  (201,505)              -           (201,501)             -
                                               -----------     -----------        -----------    -----------

LOSS BEFORE EXTRAORDINARY ITEM                    (309,205)     (1,483,689)        (1,025,971)    (2,818,166)


GAIN ON SETTLEMENT OF DEBT                               -               -            150,092              -
                                               -----------     -----------        -----------    -----------

NET LOSS FOR THE PERIOD                        $  (309,205)    $(1,483,689)       $  (875,879)   $(2,818,166)
                                               ===========     ===========        ===========    ===========

BASIC AND DILUTED INCOME (LOSS) PER SHARE
   Loss before extraordinary item                   $(0.02)         $(0.12)            $(0.07)        $(0.20)
   Extraordinary item                                    -               -               0.01              -
                                               -----------     -----------        -----------    -----------

NET LOSS                                            $(0.02)         $(0.12)            $(0.06)        $(0.20)
                                               ===========     ===========        ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
 OUTSTANDING                                    13,576,970      12,851,122         13,576,970     14,034,993
                                               ===========     ===========        ===========    ===========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           PORTACOM WIRELESS, INC.
                            (DEBTOR-IN-POSSESSION)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Six Months Ended June 30,
                                                                               1998             1997
                                                                           -----------      -------------
OPERATING ACTIVITIES
   Net loss for the period                                                 $ (875,879)      $ (2,818,166)
   Adjustments to reconcile net loss to net
     cash used in operating activities
       Depreciation and amortization                                            1,644              1,250
       (Increase) decrease in assets
          Prepaid expenses                                                     (8,522)                 -
          Other assets                                                            520                  -
       Increase in accounts payable and accrued liabilities                 1,226,382          1,694,320
                                                                           -----------      -------------
   Net cash provided by (used in) operating activities                        344,145         (1,122,596)
                                                                           -----------      -------------


CASH FLOWS FROM INVESTING ACTIVITIES
   Equipment - net                                                                  -            (53,381)
   Other assets                                                                     -           (200,000)
   Cash escrow proceeds from sale of investment                             2,682,000                  -
                                                                           -----------      -------------
   Net cash provided by (used in) investing activities                      2,682,000           (253,381)
                                                                           -----------      -------------


CASH FLOWS FROM FINANCING ACTIVITIES
   Issue of common stock for cash                                                   -          1,234,180
   Loans payable                                                             (359,490)            36,585
                                                                            ----------      -------------
   Net cash provided by (used in) financing activities                       (359,490)         1,270,765
                                                                            ----------      -------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            2,666,655           (105,212)


CASH - BEGINNING OF PERIOD                                                     15,070            114,275
                                                                           -----------      -------------


CASH - END OF PERIOD                                                       $2,681,725       $      9,063
                                                                           ===========      =============


SUPPLEMENTARY INFORMATION
   Interest paid                                                           $        -       $          -
                                                                           ===========      =============
   Income taxes paid                                                       $        -       $          -
                                                                           ===========      =============




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            PORTACOM WIRELESS, INC.
                            (DEBTOR-IN-POSSESSION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1998 AND 1997



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

Certain amounts for the six months ended June 30, 1997 have been reclassified to conform to the presentation for the six months ended June 30, 1998.

The results of operations for the six month periods ended June 30, 1998 and 1997 are not necessarily indicative of operating results for the full year.


NOTE 2 - BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of PortaCom Wireless, Inc. (the "Company") and its wholly owned subsidiaries from the dates of acquisition or formation. All material intercompany balances and intercompany transactions have been eliminated.


NOTE 3 - FILING OF PETITION FOR REORGANIZATION

At the close of business on March 23, 1998 (the "Petition Date"), the Company filed a petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

After a long period of negotiation, the Company was unable to reach out-of-court settlements with all of its creditors. Accordingly, a bankruptcy petition was filed in order to obtain an opportunity to reorganize and begin implementing the Company's strategies while working to restructure its indebtedness.

On April 22, 1998, the company filed a plan of reorganization and disclosure statement with the Bankruptcy Court. On July 16, 1998, the Company filed an amended plan and disclosure statement. The adequacy of the amended disclosure statement was the subject of a hearing before the Bankruptcy Court on July 24, 1998. At the hearing, the amended disclosure statement, as modified (the "Disclosure Statement") was approved, and a hearing on the confirmation of the amended plan of reorganization as modified (the "Plan") was scheduled for September 17, 1998. September 10, 1998 was fixed as the last day for filing written acceptance or rejections of the Plan. There can be no assurance at this time that the Plan will be approved or confirmed by the Bankruptcy Court or that such Plan will be consummated. After the expiration of the company's exclusivity period, for such filing, creditors of the company have the right to propose alternative plans of reorganization.

As a result of the Chapter 11 filing, absent approval of the Bankruptcy Court, the Company is prohibited from paying, and creditors are prohibited from attempting to collect, claims or debts arising prior to the petition date. The consummation of the Plan is the principal objective of the Company's Chapter 11 case. The Plan sets forth the means for satisfying claims against and interests in the Company, including the liabilities subject to compromise. The consummation of the Plan will require the requisite vote of impaired creditors and stockholders under the Bankruptcy Code and confirmation of the Plan by the Bankruptcy Court.

                            PORTACOM WIRELESS, INC.
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997



NOTE 3 - FILING OF PETITION FOR REORGANIZATION (Continued)

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern which requires the realization of assets and settlement of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filing and circumstances relating to this event, including the Company's losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11 of the Bankruptcy Code, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Further, the Plan could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

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


NOTE 4 - INVESTMENT IN METROMEDIA ASIA CORPORATION ("MAC")

On October 8, 1997, the Company signed a letter of intent with VDC Corporation, Ltd. ("VDC") to sell its interest in MAC to VDC for 5.3 million shares of VDC common stock and up to $700,000 in cash (the "Asset Sale"). On November 10, 1997, the Company and VDC executed three agreements (specifically, a Loan Agreement, a Pledge Agreement, and a Security Agreement hereinafter referred to collectively as the "VDC Loan Agreements") pursuant to which the Company granted VDC a perfected first priority lien upon, and security interest in, its shares and warrants of MAC to the extent that VDC provides loans to the Company or effects payments authorized by the Company on its behalf to its creditors. On November 19, 1997, the Company and VDC executed a definitive agreement with respect to the asset purchase which was subject to shareholder consent, the completion of due diligence, regulatory approvals and filings and other necessary conditions, including resolving a majority of the Company's current debts and obligations.

During the Bankruptcy and with the approval of the Bankruptcy Court, the Company consummated the Asset Sale pursuant to Section 363 of the Bankruptcy Code. The Company believes, based on the current value of the shares of VDC's common stock, that it has received substantial value in consideration of the Asset Sale pursuant to that certain Post-Petition Asset Purchase Agreement dated March 23, 1998 between the Company and VDC. The Post-Petition Asset Purchase Agreement was amended by (1) a stipulation entered by the Bankruptcy Court on April 6, 1998 which provides for an escrow account in the form of $2,600,000 (minimum of $1,250,000 in cash) to be funded by VDC for the benefit of holders of priority unsecured claims and general unsecured claims; (2) an escrow agreement dated April 23, 1998 consistent with the April 3, 1998 stipulation and (3) a stipulation entered by the Bankruptcy Court on April 23, 1998, which increased the amount of escrow funds to $2,682,000. The number of VDC shares to be delivered to the escrow agent will be the difference between the value of the 5,300,000 VDC shares and the cash escrow delivered and indebtedness divided by the value of the VDC stock. An auction was held on April 23, 1998, after the Company solicited higher and better offers for the MAC shares and warrants. VDC was the only bidder at the auction on April 23, 1998. The Bankruptcy Court approved the sale of the MAC shares and warrants to VDC pursuant to the Post-Petition Asset Purchase Agreement as modified by the stipulations and the escrow agreement.

As of June 8, 1998, the Company consummated the sale to VDC of 2,000,000 shares of common stock and warrants to acquire, at an exercise price of $4.00 per share, an additional 4,000,000 shares of common stock of Metromedia China Corporation (formerly Metromedia Asia Corporation). In consideration for the sale of such assets and subject

                            PORTACOM WIRELESS, INC.
                            (DEBTOR-IN-POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997



NOTE 4 - INVESTMENT IN METROMEDIA ASIA CORPORATION ("MAC") (Continued)

to certain adjustment features, the Company received a pool of 5,300,000 shares of VDC common stock and the right to utilize a maximum of $3,000,000 in cash to satisfy claims made against the Company in connection with the Plan filed in its Chapter 11 bankruptcy case in the United States Bankruptcy Court for the District of Delaware, Case No. 98-661 (PJW). To the extent that more than $384,725 of the cash is used by PortaCom to satisfy claims made in connection with the Plan, the excess thereof will result in the Company returning to VDC a certain number of shares of VDC common stock according to a predetermined formula. The final amounts of the cash and VDC common stock received will be determined by the Company, its creditors and the Bankruptcy Court. The Plan remains subject to, among other things, the approval of creditors and stockholders and confirmation by the Bankruptcy Court.

Generally accepted accounting principles require the Company to record its investment in VDC common stock using the equity method. The use of the equity method was not possible because financial statements of VDC as of June 30, 1998 were not available as of the date of filing of the Form 10-Q. Accordingly, the accounts have not been adjusted to reflect any difference between the value of the investment in VDC common stock which the Company now holds and the value of the investment in Metromedia China Corporation common stock which the Company held prior to the consummation of the sale to VDC. The carrying value of the investment is as follows:

     Investment in VDC Corporation, Ltd.                      $ 8,000,000
     Allowance for reduction in shares resulting from
      payment of allowed claims from cash escrow funds         (2,682,000)
                                                              -----------
                                                              $ 5,318,000
                                                              ===========

Assuming that the $2,682,000 cash escrow is used for the payment of allowed claims and the value of the VDC shares for five days prior to auction was $6.98446, the predetermined formula will result in the Company owning 4,971,088 shares of VDC common stock. The closing price of the VDC common stock at June 30, 1998 was $8.125 per share or a quoted market value of $40,390,090.


NOTE 5 - COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Comprehensive Income, for the first quarter of fiscal year 1998. However, the Company has no items of other comprehensive income which are excluded from net loss for the three months and six months ended June 30, 1998 and 1997.

Results of Operations

Quarter and Six Months Ended June 30, 1998 as Compared with Quarter and Six
---------------------------------------------------------------------------
Months Ended June 30, 1997.
---------------------------

     For the quarter and six months ended June 30, 1998, the Company reported net losses from operations of $107,700 and $824,470, respectively. This compares to net losses from operations of $1,483,689 and $2,818,166 for the respective comparable prior year periods.

     The Company's losses for the quarter and six months ended June 30,1998 represent losses of $0.02 and $0.06 per common share, respectively, as compared to losses per common share of $0.12 and $0.20 for the respective comparable
prior year periods.   There were no sales in any of the periods due to the fact
that the Company did not acquire any operating business nor did its Cambodia project become operational. In addition, its revenue-producing subsidiaries (which were also generating significant net losses) were discontinued in 1995 and remained inactive through the first half of 1998. No sales are expected for 1998, as the Company has terminated its operations and intends to liquidate pursuant to a plan of reorganization.

     Operating expenses decreased to $107,700 in the quarter ended June 30, 1998 from $1,483,689 in the quarter ended June 30, 1997. In the six months ended June 30, 1998, operating expenses decreased to $824,470 from $2,818,166 in the comparable prior year period. Except for depreciation and amortization, which increased marginally in the six months ended June 30, 1998, the decrease in operating expenses from the prior year three and six month periods was evidenced by decreases in all expense categories, the most significant of which was in legal and accounting.

     During the quarter ended June 30, 1998, legal and accounting expenses declined to $44,400 from $601,349 recorded in the quarter ended June 30, 1997, a decrease of $556,949. During the six months ended June 30, 1998, legal and accounting expenses declined to $146,722 from $893,545 recorded in the quarter ended June 30, 1997, a decrease of $746,823. These decreases reflect the shift in the Company's activities to concluding the sale of its principal asset to VDC Corporation Ltd. (see below) from the extensive due diligence work and disclosure preparation related to prospective acquisitions and financings that the Company undertook during the prior year periods. It is expected that legal and accounting expenses will increase materially during the third and fourth quarters of 1998 related to the confirmation and implementation of the Company's plan of reorganization, in addition to the litigation of any disputed claims against the Company.

     During the quarter ended June 30, 1998, travel and entertainment expenses decreased to $-0-from the $208,423 recorded in the quarter ended June 30, 1997. During the six months ended June 30, 1998, travel and entertainment expenses decreased to $953 from the $447,387 recorded in the six months ended June 30,
1997, a decrease of $446,434.   These decreases resulted from the temporary
suspension throughout the first half of 1998 of the Company's business development activities which historically have involved a significant amount of international travel on the part of its senior management and independent
contractors.   It is expected that travel and entertainment will not increase materially during the third and fourth quarters of 1998.

     During the quarter ended June 30, 1998, consulting fees decreased to $-0-from the $402,238 recorded in quarter ended June 30, 1997. During the six months ended June 30, 1998, Consulting fees decreased to $500,843 from the $715,435 recorded in the six months ended June 30, 1997, a decrease of $214,592. These decreases reflect the shift in the Company's activities to the settlement of outstanding debt from the development of the Cambodian license.

     During the quarter ended June 30, 1998, additional decreases occurred in General and administrative, which decreased by $86,314 to $39,148 (and by $196,557 to $59,333 in the six months ended June 30, 1998), Wages and benefits, which decreased by $73,566 to $21,331 (and by $152,368 to $80,992 in the six months ended June 30, 1998), and Interest, bank and financing charges, which decreased by $812 to $-0- (and by $155,221 to $15,672 in the six months ended June 30, 1998). These expenses are expected to remain stable throughout the third and fourth quarters of 1998, although the expenses related to distributions under a confirmed plan of reorganization, if any, will likely result in an increase in General and administrative expenses during the fourth quarter of 1998

     Expenses directly related to the Company's bankruptcy case (described below) were $201,501 during the six months ended June 30, 1998, and have been classified as reorganization items on the Company's Statements of Operations for the three and six months ended June 30, 1998.

     Prior to March 23, 1998, the Company and certain of its creditors consummated agreements that provided for the extinguishment of indebtedness in consideration for discounted cash payments. The gain of $150,092 that resulted from the settlement of indebtedness at reduced amounts has been classified as an extraordinary item on the Company's Statement of Operations for the six months ended June 30, 1998.

Liquidity and Capital Resources
-------------------------------

     During the six months ended June 30, 1998, the Company's cash and cash equivalents increased by $2,666,655 to $2,681,725 (December 31, 1997: $15,070).
The Company generated $2,682,000 in cash from the sale of its principal asset (described below) to VDC Corporation, Ltd. ("VDC"); however, the Company's operations utilized net cash of $344,145. These activities contributed to a net working capital position as of June 30, 1998 of $2,281,344, an increase of $5,834,765 from the net working capital deficit of $3,553,421 reported at December 31, 1997. This increase is directly attributable to i) a reduction in current liabilities which resulted from the reclassification to non-current liabilities of all debts of the Company (but not of its subsidiaries) which existed as of the date the Company filed for bankruptcy protection, and ii) a significant increase in cash which is solely attributable to the sale of the Company's principal asset to VDC (described below).

     The Company has incurred cumulative losses from inception through June 30, 1998 of $14,755,725 and has not achieved revenues sufficient to offset direct expenses and corporate overhead.

     Since inception, a substantial portion of the Company's operating capital has been provided through financing activities which have included an initial public offering, a series of private placements of common stock, unsecured debt financing, and more recently, secured debt financing.

Sale of Principal Asset and Related Financing

     On November 25, 1997, the Company and VDC entered into an asset purchase agreement (the "Prepetition Asset Purchase Agreement"), whereby VDC agreed to buy and the Company agreed to sell its minority interest in MAC to VDC in consideration of up to $700,000 and 5.3 million shares of the common stock of VDC (the "Asset Sale"). The Prepetition Asset Purchase Agreement expired by its terms as of March 1, 1998. However, as of February 16, 1998, the parties entered into an amendment to the Prepetition Asset Purchase Agreement, which extended the date by which the transaction was to be consummated to April 30, 1998 together with certain additional consideration.

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

     In connection with the filing of the Company's bankruptcy case (described below), on March 23, 1998, the Company and VDC entered into an asset purchase agreement (the "Post-Petition Asset Purchase Agreement") that superceded the Prepetition Asset Purchase Agreement. The Post-Petition Asset Purchase Agreement was amended by (1) a stipulation entered by the Bankruptcy Court on April 3, 1998 which provides for an escrow account in the form of $2,600,000 (minimum of $1,250,000 in cash) to be funded by VDC for the benefit of holders of priority unsecured claims and general unsecured claims; (2) an escrow agreement dated April 23, 1998 consistent with the April 3, 1998 stipulation, and (3) a stipulation entered by the Bankruptcy Court on April 23, 1998, which increased the amount of escrow funds to $2,682,000. The number of VDC shares to be delivered to the escrow agent will be the difference between the value of the 5,300,000 VDC shares and the cash escrow delivered and indebtedness divided by the value of the VDC stock.

     An auction was held on April 23, 1998, after the Company solicited higher and better offers for the MAC shares and warrants. VDC was the only bidder at the auction. The Bankruptcy Court approved the sale of the MAC shares and warrants to VDC pursuant to the Post-Petition Asset Purchase Agreement as modified by the stipulations and the escrow agreement.

     As of June 8, 1998 and with the approval of the Bankruptcy Court, the Company consummated the Asset Sale pursuant to Section 363 of the Bankruptcy Code. Pursuant to the consummation of the Asset Sale, and pursuant to the Bankruptcy Court's Order dated April 23, 1998, the MAC shares were sold to VDC free and clear of MAC's lien which lien then attached to a portion of the sale proceeds pursuant to Section 363 of the United States Bankruptcy Code and the terms of that certain Pledge Agreement between MAC and the Company dated June 8, 1998. In consideration for the sale of such assets and subject to certain adjustment features, the Company received a pool of 5,300,000 shares of VDC common stock and the right to utilize a maximum of $3,000,000 in cash to satisfy claims made against the Company in connection with the Plan filed in its Chapter 11 bankruptcy case in the United States Bankruptcy Court for the District of Delaware, Case No. 98-661 (PJW). To the extent that more than $384,725 of the cash is used by the Company to satisfy claims made in connection with the Plan, the excess thereof will result in the Company returning to VDC a certain number of shares of VDC common stock according to a predetermined formula. The final amounts of the cash and VDC common stock received will be determined by the Company, its creditors and the Bankruptcy Court.

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

     Prior to the Bankruptcy, the Company attempted to negotiate a settlement of its outstanding indebtedness. In certain instances, the Company was able to extinguish indebtedness by securing claim releases from creditors in consideration for discounted cash payments. In other instances, the Company and its creditors or claimants have entered into agreements (the "Prepetition Settlements") that provide for extinguishment of debt and a claim release in consideration for a portion of the shares of VDC and/or cash that the Company received in connection with the Asset Sale. The Company believes the Prepetition Settlements are enforceable and will vigorously attempt to enforce the Prepetition Settlements in the Bankruptcy, to the extent necessary. As of the Petition Date, the informal settlement would have been concluded but for a small number of significant creditors and claimants with whom the Company had been unable to reach agreements.

     Following the amendment to the Prepetition Asset Purchase Agreement, the parties agreed that the transaction could not be consummated within the time agreed upon. VDC's agreement to extend credit to the Company was intended to provide the Company with liquidity through the consummation of the Asset Sale, which was to occur prior to May 1, 1998. Facing a default under the Prepetition Indebtedness to VDC along with the pressures of unresolved claims and continuing litigation, the Company determined that the commencement of the Bankruptcy was advisable to maximize the value of its assets for the benefit of all creditors and equity security holders.

     VDC previously agreed to fund the Company's operations on a secured basis through the completion of the Asset Sale. Accordingly, the Company and VDC entered into a certain Debtor In Possession Loan, Security, and Pledge Agreement, under which VDC agreed to extend credit and advance funds to the Company (the "DIP Financing"). As of June 30, 1998, $18,000 had been advanced to the Company pursuant to the DIP Financing.

     On April 22, 1998, the Company filed a plan of reorganization and disclosure statement. On July 16, 1998, the Company filed an amended plan and disclosure statement. The adequacy of the amended disclosure statement was the subject of a hearing before the Bankruptcy Court on July 24, 1998. At the hearing, the amended disclosure statement, as modified (the "Disclosure Statement") was approved, and a hearing on the confirmation of the amended plan of reorganization as modified (the "Plan") was scheduled for September 17, 1998. September 10, 1998 was fixed as the last day for filing written acceptance or rejections of the Plan. There can be no assurance at this time that the Plan will be approved or confirmed by the Bankruptcy Court or that such Plan will be consummated.

     As a result of the Bankruptcy, absent approval of the Bankruptcy Court, the Company is prohibited from paying, and creditors are prohibited from attempting to collect, claims or debts arising prior to the Petition Date. The consummation of the Plan is the principal objective of the Company's Bankruptcy. The Plan sets forth the means for satisfying claims against and interests in the Company, including the liabilities subject to compromise. The consummation of the Plan for the Company will require the requisite vote of impaired creditors and interest holders under the Bankruptcy Code and confirmation of the Plan by the Bankruptcy Court.

Other Items Affecting Liquidity.

     As of June 30, 1998, the Company had 150,000 options and 190,388 warrants outstanding which, upon exercise, would yield to the Company additional proceeds in excess of approximately $843,000. The exercise of existing options or warrants is impossible to predict with any certainty. Accordingly, management can render no assurances that any material funds will be realized upon the exercise of such options or warrants, or whether such will be exercised at all.

      Rental expense accounts for approximately $550 of fixed expenses on a monthly basis. Personnel costs presently account for less than $7,500 of fixed expenses on a monthly basis. Additional variable expenses, such as consulting fees, legal and accounting, travel and entertainment, utilities and miscellaneous equipment purchases (or rentals) are expected to account for between approximately $30,000 and $50,000 per month.

     Management does not believe that the Company's operations, if any, will ever generate sufficient cash flow to finance its working capital requirements. Should the Plan be confirmed by the Bankruptcy Court, the Company intends to sell a portion of its shares of VDC common stock in order to fund the operations of the Company from the date the Plan is confirmed until the judicial dissolution of the Company; however, while management will endeavor to set aside sufficient reserves, there can be no assurance that the proceeds from any such sales of shares of common stock will ultimately generate funds sufficient to permit the Company to fully implement the Plan.

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

Bonus Shares and Warrants

     In connection with the issuance of certain short-term debt by the Company in January 1995 and May 1996, the Company has offered to issue, subject to regulatory approval, 85,590 "bonus" shares of common stock and 166,667 common stock purchase warrants, exercisable at $3.30, expiring one year after issuance. During 1996, regulatory approval was received for the issuance of 25,833 of these shares which were then issued by the Company. During 1997, regulatory approval was received for the issuance of 42,757 of these share which were then issued by the Company. As of June 30, 1998, the issuance of the remaining 17,000 shares and 166,667 warrants continued to be subject to regulatory approval. In the opinion of management, the likelihood is considered remote that the specific conditions under which the remaining shares and warrants may be issued will ever arise. However, management also believes that the holders of such share issuance rights may be entitled to treatment under the Plan on a pro rata basis with all equity holders as a class.


Effects of Inflation

     The Company does not expect inflation to materially affect its results of operations, however, it is expected that operating cost and the cost of capital equipment to be acquired in the future may be subject to general economic and inflationary pressures.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------


          On March 23, 1998, the Company filed a voluntary petition pursuant to Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). Accordingly, pursuant to 11 U.S.C. (S) 362, the proceedings described below were automatically stayed. The Company has pursued its rights, remedies and defenses in the bankruptcy case and, as of the date of this report, has reached agreements fixing the amounts of the claims by the parties against the Company. Such agreements are subject to the approval of the United States Bankruptcy Court for the District of Delaware

          During 1997, one of the Company's vendors, JMS North America, Inc. ("JMS") filed a Motion for Judgment with the Circuit Court of the County of Fairfax, Commonwealth of Virginia, seeking $836,614 in allegedly due consulting fees, finance charges and travel expenses. JMS further sought $2,250,000 for alleged breach of contract and $1,500,000 for alleged fraud. On July 29, 1998, the Company and JMS entered into a Settlement Stipulation whereby it was agreed that, subject to the approval of the United States Bankruptcy Court for the District of Delaware, JMS shall be allowed a general unsecured claim against the Company's bankruptcy estate in the amount of $750,000.

          During 1997, J. Michael Christiansen ("Christiansen"), filed a Complaint with the Superior Court of the State of California, seeking damages in excess of $350,000 plus interest, costs and undetermined exemplary and punitive damages in connection with the alleged breach by the Company of a Release and Settlement Agreement dated October 2, 1996, pursuant to which the Company was to have issued Christiansen 75,000 shares of the common stock of the Company. The Company believes that the issuance of such shares to Christiansen has been necessarily delayed pursuant to certain regulatory constraints, the removal of which the Company has continued to seek without success. The Company and Christiansen have entered into an agreement in principal whereby it was agreed that, subject to the execution of a settlement stipulation by Christiansen and the Company and the approval thereof by the United States Bankruptcy Court for the District of Delaware, Christiansen shall be allowed a general unsecured claim against the Company's bankruptcy estate in the amount of $240,000.



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

          None.

Item 5.   Other Events
          ------------

          None.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               27   Financial Data Schedule

          (b)  Reports on Form 8-K

                     On June 23, 1998, the Company filed a Current Report on
               Form 8-K relating to the consummation of the sale to VDC Corporation, Ltd. of 2,000,000 shares of common stock and warrants to acquire, at an exercise price of $4.00 per share, an additional 4,000,000 shares of common stock of Metromedia China Corporation (formerly Metromedia Asia Corporation).

                                 SIGNATURE

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PORTACOM WIRELESS, INC.



Date: August 13, 1998
                                By:    /s/ Michael A. Richard
                                       ------------------------------------
                                       Michael A. Richard
                                       President, Chief Executive Officer,
                                       Vice President Accounting
                                       (principal accounting officer)