Form 10-Q
period 1998-09-30
PORTACOM WIRELESS INC/
filed 1998-11-23
CIK 907166

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

     (MARK ONE)

           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended September 30, 1998 or

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

                            1.Yes  [X]     No  [_]
                            2.Yes  [X]     No  [_]

As of October 31, 1998, there were 13,576,970 shares of Common Stock issued and outstanding.

                                     INDEX

PART I.  FINANCIAL INFORMATION                                          PAGE NO.

         ITEM 1.   Financial Statements                                       i

                   Condensed Consolidated Balance Sheets at
                   September 16, 1998 (Unaudited) and
                   December 31, 1997 (Derived from audited
                   financial statements)                                      1

                   Condensed Consolidated Statements of Operations
                   for the quarter to date and year to date periods ended
                   September 16, 1998 and September 30, 1997 (Unaudited)      2

                   Condensed Consolidated Statements of Cash Flows
                   for the year to date periods ended September 16, 1998
                   and September 30, 1997 (Unaudited)                         3

                   Statement of Net Assets in Liquidation at
                   September 30, 1998 (Unaudited)                             4

                   Statement of Changes in Net Assets in Liquidation
                   for the period from September 17, 1998 through
                   September 30, 1998 (Unaudited)                             5

                   Notes to Financial Statements (Unaudited)                  6

         ITEM 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       14

PART II. OTHER INFORMATION

         ITEM 1.   Legal Proceedings                                         23
         ITEM 2.   Changes in Securities                                     23
         ITEM 3.   Defaults Upon Senior Securities                           23
         ITEM 4.   Submission of Matters to a Vote of Security Holders       23
         ITEM 5.   Other Events                                              24
         ITEM 6.   Exhibits and Reports on Form 8-K                          24

                    PORTACOM WIRELESS, INC. AND SUBSIDIARIES
                        Quarter Ended September 30, 1998

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

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

                            PORTACOM WIRELESS, INC.
                             (DEBTOR-IN-POSSESSION)
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      September 16,    December 31,
                                                                           1998            1997
                                                                      --------------   -------------
                                                                       (Unaudited)       (Audited)
       ASSETS
CURRENT ASSETS
  Cash                                                                 $     42,807    $     15,070
  Cash escrow fund                                                        2,413,546               -
  Deposits                                                                    1,404               -
                                                                       ------------    ------------
TOTAL CURRENT ASSETS                                                      2,457,757          15,070
INVESTMENTS (Note 3)                                                      5,510,754       8,000,000
EQUIPMENT - Net                                                               3,714           6,181
OTHER ASSETS                                                                      -             520
                                                                       ------------    ------------
TOTAL ASSETS                                                           $  7,972,225    $  8,021,771
                                                                       ============    ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued liabilities (Note 5)                    $    445,584    $  3,209,001
  Notes payable                                                                   -         359,490
                                                                       ------------    ------------
TOTAL CURRENT LIABILITIES                                                   445,584       3,568,491
LIABILITIES SUBJECT TO COMPROMISE                                         3,654,722               -
                                                                       ------------    ------------
TOTAL LIABILITIES                                                         4,100,306       3,568,491
                                                                       ------------    ------------
STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 100,000,000 shares authorized;
     13,576,970 shares issued and outstanding                                13,576          13,576
  Preferred stock, $.001 par value, 5,000,000 shares authorized;
     no shares issued                                                             -               -
  Additional paid-in capital                                             18,319,550      18,319,550
  Accumulated deficit                                                   (14,461,207)    (13,879,846)
                                                                       ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                                3,871,919       4,453,280
                                                                       ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  7,972,225    $  8,021,771
                                                                       ============    ============

   The accompanying notes are an integral part of these financial statements.

                            PORTACOM WIRELESS, INC.
                             (DEBTOR-IN-POSSESSION)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Quarter To Date Period Ended           Year To Date Period Ended
                                             Sept. 16, 1998    Sept. 30, 1997    Sept. 16, 1998    Sept. 30, 1997
                                             ---------------   ---------------   ---------------   --------------
            OPERATING EXPENSES
  Advertising and promotion                     $         -       $         -       $     7,830      $     2,599
  Consulting fees                                       400            99,627           502,473          815,062
  Depreciation and amortization                         822               532             2,467            1,782
  General and administrative                         11,268            80,306            57,529          336,196
  Interest, bank charges and financing
   charges                                               91               403            16,142          171,296
  Legal and accounting                               28,794           296,732           175,516        1,190,277
  Management fees                                         -            20,467            15,311           76,868
  Rent                                                1,500            23,698             4,500           65,104
  Travel and entertainment                            2,873            32,719             3,826          480,106
  Wages and benefits                                 20,992           114,791           101,984          348,151
                                                -----------       -----------       -----------      -----------
                                                     66,740           669,275           887,578        3,487,441
                                                -----------       -----------       -----------      -----------
LOSS FROM OPERATIONS                                (66,740)         (669,275)         (887,578)      (3,487,441)
                                                -----------       -----------       -----------      -----------
REORGANIZATION ITEMS
  Professional fees                                 (28,794)                -          (234,036)               -
  Interest income                                         -                 -               104                -
                                                -----------       -----------       -----------      -----------
                                                    (28,794)                -          (233,932)               -
                                                -----------       -----------       -----------      -----------
LOSS BEFORE EXTRAORDINARY
 ITEMS                                              (95,534)         (669,275)       (1,121,510)      (3,487,441)

GAIN ON SETTLEMENT OF DEBT                          390,053                 -           540,150                -
                                                -----------       -----------       -----------      -----------
NET INCOME (LOSS) FOR THE
 PERIOD                                         $   294,519       $  (669,275)      $  (581,360)     $(3,487,441)
                                                ===========       ===========       ===========      ===========
BASIC AND DILUTED INCOME
 (LOSS) PER SHARE
  Loss before extraordinary items               $     (0.01)      $     (0.05)      $     (0.08)     $     (0.23)
  Extraordinary items                                  0.03                 -              0.04                -
                                                -----------       -----------       -----------      -----------
NET INCOME (LOSS)                               $      0.02       $     (0.05)      $     (0.04)     $     (0.23)
                                                ===========       ===========       ===========      ===========
WEIGHTED AVERAGE NUMBER OF
   COMMON STOCK OUTSTANDING                      13,576,970        12,976,970        13,576,970       15,480,402
                                                ===========       ===========       ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                            PORTACOM WIRELESS, INC.
                             (DEBTOR-IN-POSSESSION)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Year To Date Periods Ended
                                                           -------------------------------
                                                           Sept. 16, 1998   Sept. 30, 1997
                                                           --------------   --------------
OPERATING ACTIVITIES
  Net loss for the period                                    $ (581,360)     $(3,487,441)
  Adjustments to reconcile net loss to net
    cash used in operating activities
      Depreciation and amortization                               2,467            1,782
      (Increase) decrease in assets
        Deposits                                                 (1,404)               -
        Other assets                                                520                -
      Increase in accounts payable and accrued
        liabilities                                             863,708        2,275,254
                                                             ----------      -----------
  Net cash provided by (used in) operating activities           283,931       (1,210,405)
                                                             ----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Equipment - net                                                     -          (61,408)
  Other assets                                                        -         (200,000)
  Cash escrow proceeds from sale of investment, net           2,240,257                -
                                                             ----------      -----------
  Net cash provided by (used in) investing activities         2,240,257         (261,408)
                                                             ----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issue of common stock for cash                                      -        1,234,180
  Loans payable                                                 (82,905)         126,585
                                                             ----------      -----------
  Net cash provided by (used in) financing activities           (82,905)       1,360,765
                                                             ----------      -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              2,441,283         (111,048)

CASH - BEGINNING OF PERIOD                                       15,070          114,275
                                                             ----------      -----------
CASH - END OF PERIOD                                         $2,456,353      $     3,227
                                                             ==========      ===========
SUPPLEMENTARY INFORMATION
  Interest paid                                              $        -      $         -
                                                             ==========      ===========
  Income taxes paid                                          $        -      $         -
                                                             ==========      ===========

             The accompanying notes are an integral part of these
                             financial statements.

                            PORTACOM WIRELESS, INC.
                    STATEMENT OF NET ASSETS IN LIQUIDATION
                              SEPTEMBER 30, 1998

ASSETS
     Cash                                          $   41,890
     Cash escrow fund                               2,413,546
     Deposits                                           1,404
     Investments                                    5,510,754
     Equipment                                            301
                                                   ----------
                                                    7,967,895
                                                   ==========

LIABILITIES
     Payroll taxes                                      2,354
     Accounts payable and accrued liabilities       3,452,918
     Escrow liability for allowed claims               41,412
                                                   ----------
                                                    3,496,684

                                                   ----------
                    NET ASSETS IN LIQUIDATION      $4,471,211
                                                   ==========

  The accompanying notes are an integral part of these financial statements.

                            PORTACOM WIRELESS, INC.
               STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
       FOR THE PERIOD FROM SEPTEMBER 17, 1998 THROUGH SEPTEMBER 30, 1998

DECREASE IN NET ASSETS (LIABILITIES) IN LIQUIDATION
   Insurance                                              $     (311)
   Postage and delivery                                         (457)
   Printing                                                   (1,166)
   Professional fees                                          (2,782)
   Telephone                                                  (1,369)
   U.S. Trustee fees                                            (500)
                                                          ----------
               DECREASE IN NET ASSETS (LIABILITIES) IN        (6,585)
                  LIQUIDATION BEFORE ADJUSTMENTS

ADJUSTMENTS OF ESTIMATED VALUES                              605,877
                                                          ----------
               INCREASE (DECREASE) IN NET ASSETS
                  (LIABILITIES) IN LIQUIDATION               599,292

BEGINNING NET ASSETS IN LIQUIDATION
   (STOCKHOLDERS' EQUITY AT SEPTEMBER 16, 1998)            3,871,919
                                                          ----------

ENDING ASSETS IN LIQUIDATION                              $4,471,211
                                                          ==========
NET ASSETS IN LIQUIDATION PER OUTSTANDING SHARES          $     0.33
                                                          ==========
COMMON SHARES, ISSUED AND OUTSTANDING                     13,576,970
                                                          ==========

             The accompanying notes are an integral part of these
                             financial statements.

                            PORTACOM WIRELESS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998 AND 1997


NOTE 1 - GOING CONCERN BASIS FINANCIAL STATEMENTS

Basis of Presentation
---------------------

The condensed consolidated financial statements include the accounts of PortaCom Wireless, Inc. (the "Company") and its wholly owned subsidiaries from the dates of acquisition or formation to September 16, 1998. For such period, all material intercompany balances and intercompany transactions have been eliminated.

For the quarterly and year-to-date periods ended September 16, 1998, the unaudited information was prepared assuming the Company would continue to operate as a going concern which requires the realization of assets and settlement of liabilities in the ordinary course of business. In the opinion of the Company's management, such information reflects normal recurring adjustments necessary for a fair presentation of the information for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Certain amounts for the three and nine months ended September 30, 1997 have been reclassified to conform to the presentation for the quarter-to-date and year-to-date periods ended September 16, 1998.

The results of operations for the year-to-date period ended September 16, 1998 and the nine months ended September 30, 1997 are not necessarily indicative of operating results for the full year.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and to the reported amounts of revenues and expenses during the reporting period. With respect to the Company's operations, these estimates primarily relate to the underlying value of investments which will only be determinable based on future events. Management has applied its judgment to the information available to the date of issuance of these financial statements in making such judgment. Actual results could differ from estimates made in preparing these financial statements.

Comprehensive Income
--------------------

The Company adopted Statement of Financial Accounting Standards No. 130, Comprehensive Income, for the first quarter of fiscal year 1998. However, the Company has no items of other comprehensive income which are excluded from net loss for the periods ended September 16, 1998 and September 30, 1997.

NOTE 2 - LIQUIDATION BASIS FINANCIAL STATEMENTS

On September 17, 1998, an order confirming the Company's liquidating plan of reorganization (the "Plan") was entered by the United States Bankruptcy Court for the District of Delaware (the "Court"). Accordingly, effective September 17, 1998, the Company has revalued its liabilities and certain of its assets to the amounts expected to be collected and paid during the liquidation. The effect of the revaluation is included in the statement of changes in net assets in liquidation as "Adjustments of Estimated Values." Differences between the revalued amounts and actual cash transactions will be recognized in the period they can be estimated. The gains (or losses) from liquidation will be taxable on distribution.

The Plan divides claims against, and interests in, the Company into classes and sets forth the treatment afforded to each such class. A claim or interest was deemed to be allowed if it was timely filed with the Court and no timely objection

                            PORTACOM WIRELESS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998 AND 1997


NOTE 2 - LIQUIDATION BASIS FINANCIAL STATEMENTS (Continued)

was made to such claim or interest. A claim or interest was deemed to be filed if it was scheduled by the Company under the Plan or if a proof of claim was filed with the Court by the holder of the claim or interest. The Court made all determinations regarding objections to any claim or interest.

The Plan calls for the liquidation of the Company's assets to satisfy claims and interests and, ultimately, for the dissolution of the Company. The sole significant asset of the Company is 5,300,000 shares of common stock of VDC Corporation (the "VDC Shares"). The VDC Shares will be distributed to holders of claims or interests in full or partial satisfaction of such claims and interests. The Plan also allows, under certain circumstances, for the liquidation of VDC Shares by the Company to generate cash to satisfy certain claims and interests.

Class 1 consists of all administrative claims entitled to priority under section 507(a)(1) of the United States Bankruptcy Code, as amended, 11 U.S.C. (S)101, et
                                                                              --
seq. (the "Code").  Class 1 includes holders of claims for compensation or
---
reimbursement of professional fees and unpaid post-petition obligations of the Company. Class 1 is unimpaired under the Plan, and each holder of a Class 1 claim will be paid in full in cash.

Class 2 consists of claims entitled to priority pursuant to sections 507(a)(2) through (9) of the Code and includes certain tax and wage claims. Class 2 is unimpaired under the Plan, and each holder of a Class 2 claim will be paid in full in cash.

Class 3 consists of a secured claim of VDC Corporation, Ltd. ("VDC") in an amount equal to the sum of certain secured loans made by VDC to the Company prior to the Company's bankruptcy filing and certain debtor-in-possession loan advances made by VDC Corporation to the Company after the Company's bankruptcy filing. This claim also includes accrued and unpaid interest on the advances made by VDC to the Company. VDC, as the only member of Class 3, is impaired under the Plan. VDC and the Company are parties to a certain transaction consummated in June 1998 whereby VDC issued the VDC Shares to the Company in exchange for 2,000,000 shares of common stock of Metromedia China Corporation (the "MCC Shares") and 4,000,000 warrants to purchase shares of common stock of Metromedia China Corporation (the "MCC Warrants") (the "Transaction"). Pursuant to the Transaction, VDC retained a lien on and a security interest in the MCC Shares and the MCC Warrants. This Claim was essentially satisfied upon the consummation of the Transaction and was deemed to be satisfied, for purposes of the bankruptcy proceeding, on October 20, 1998.

Class 4 consists of a contingent secured claim of Metromedia China Corporation (formerly known as Metromedia Asia Corporation and hereinafter referred to as "MCC") under a certain agreement of indemnification between the Company and MCC. This claim will be extinguished if no claim for indemnification is made by MCC on or before January 1, 1999.

Class 5 consists of all unsecured claims that are not entitled to priority under the Code. Class 5 consists of two subclasses. Class 5A consists of liquidated unsecured claims which are unsecured claims over which there is no dispute as to the amount of the claim. Class 5A is impaired under the Plan, and holders of Class 5A claims shall receive, to the extent available for payment of such claims, cash and/or VDC Shares. Class 5B consists of disputed unsecured claims. The Company has established a reserve for the disputed portion of such claims.

Class 6 consists of holders of common stock of the Company or the holders of rights to receive common stock or warrants and/or options to purchase common stock of the Company. Class 6 is impaired under the Plan, and the holders of Class 6 interests shall receive the assets of the Company, including but not limited to cash and VDC Shares, remaining after all distributions to Classes 1 through 5 under the Plan. The Record Date for determining membership in Class 6 was set by the Court as September 10, 1998.

The issuance or distribution of securities under the Plan is not subject to the registration requirements of Section 5 of the Securities Act of 1933, as amended (the "Securities Act") or any state or local law requiring registration for offer or sale of a security or registration or licensing of an issuer, underwriter, broker or dealer, as the transactions contemplated by the Plan are entitled to the exemptions provided by section 1145 of the Code.

                            PORTACOM WIRELESS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998 AND 1997

NOTE 2 - LIQUIDATION BASIS FINANCIAL STATEMENTS (Continued)

Pursuant to the Plan, all unexpired leases of non-residential real property and executory contracts which have not been assumed by the Company or which are not the subject of a motion to assume have been rejected pursuant to sections 1123(b)(2) and 365 of the Code.

As of September 17, 1998, the Company had 13,576,970 shares of common stock issued and outstanding. The Company has not reserved any shares of its common stock for future issuance in respect of claims and interests filed and allowed under the Plan. A schedule of the Company's assets and liabilities as of August 31, 1998 was filed with the Court on September 15, 1998.

On September 28, 1998, VDC filed a motion with the Court seeking an opportunity to conduct examinations of representatives of the Company, MCC, and others, and, potentially, revocation of the Court's order confirming the Plan.

The basis of the motion by VDC is a newspaper article that appeared in the
Wall Street Journal on September 23, 1998 stating that the Chinese government
-------------------
has decided to ban foreign companies from participating in joint ventures in the Chinese telecommunications industry. The motion cites this article as possible evidence that misrepresentations were made regarding the business prospects of MCC. The Company and the Committee of Unsecured Creditors of the Company (the "Committee") dispute VDC's allegations and filed objections to the Motion.

On October 20, 1998, the Company, VDC and the Committee entered into, and the Court approved, a Stipulation Regarding Motion of VDC Corporation Ltd. for Reconsideration and Partial Stay of Confirmation Order Pending Completion of Fed. R. Bankr. P. 2004 Examinations to Investigate Grounds for Possible Revocation of Confirmation (the "Stipulation"). Pursuant to the Stipulation, the Company agreed to (i) defer any distribution of shares of VDC common stock to the Company's equity holders until March 2, 1999; (ii) return 159,526 shares of VDC common stock to VDC which it was already obliged to return; and (iii) hold 102,320 shares of VDC common stock in reserve for disputed claims held by creditors of the Company. VDC agreed, pursuant to the Stipulation, to allow the Company to distribute shares of common stock of VDC and cash to creditors of the Company in Classes 1 through 5 of the Plan holding allowed and undisputed claims. The Company and VDC have also agreed to cooperate with respect to VDC's investigation of VDC's fraud allegations.

On October 27, 1998, pursuant to the Plan, the Company distributed $1,402,200 in cash to 42 creditors of the Company in satisfaction of certain claims of such creditors.

Because of known and unknown risks, uncertainties, and other factors, there can be no assurance that the Plan will be consummated in its present form, or at all. Such factors may include, but are not limited to, the aforementioned dispute with VDC, the market for the VDC Common Stock, risks associated with international operations, dependence on licenses, governmental regulations, technological changes, intense competition, and dependence on management.

NOTE 3 - INVESTMENTS IN MCC AND IN VDC

On October 8, 1997, the Company signed a letter of intent with VDC to sell its interest in MCC to VDC for 5.3 million shares of VDC common stock and up to $700,000 in cash (the "Asset Sale"). On November 10, 1997, the Company and VDC executed three agreements (specifically, a Loan Agreement, a Pledge Agreement, and a Security Agreement, hereinafter referred to collectively as the "VDC Loan Agreements") pursuant to which the Company granted VDC a perfected first priority lien upon, and security interest in, its shares and warrants of MCC to the extent that VDC provides loans to the Company or effects payments authorized by the Company on its behalf to its creditors. On November 19, 1997, the Company and VDC executed a definitive agreement with respect to the asset purchase which was subject to shareholder consent, the completion of due diligence, regulatory approvals and filings and other necessary conditions, including resolving a majority of the Company's current debts and obligations.

                            PORTACOM WIRELESS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998 AND 1997


NOTE 3 - INVESTMENTS IN MCC AND IN VDC (Continued)

During the Bankruptcy and with the approval of the Court, the Company consummated the Asset Sale pursuant to Section 363 of the Bankruptcy Code. The Company believes, based on the current value of the shares of VDC's common stock, that it has received substantial value in consideration of the Asset Sale pursuant to that certain Post-Petition Asset Purchase Agreement dated March 23, 1998 between the Company and VDC. The Post-Petition Asset Purchase Agreement was amended by (1) a stipulation entered by the Court on April 3, 1998 which provides for an escrow account in the form of $2,600,000 (minimum of $1,250,000 in cash) to be funded by VDC for the benefit of holders of priority unsecured claims and general unsecured claims; (2) an escrow agreement dated April 23, 1998 consistent with the April 3, 1998 stipulation and (3) a stipulation entered by the Court on April 23, 1998, which increased the amount of escrow funds to $2,682,000. The number of VDC shares to be delivered to the escrow agent will be the difference between the value of the 5,300,000 VDC shares and the cash escrow delivered and indebtedness divided by the value of the VDC stock. An auction was held on April 23, 1998, after the Company solicited higher and better offers for the MCC shares and warrants. VDC was the only bidder at the auction on April 23, 1998. The Court approved the sale of the MCC shares and warrants to VDC pursuant to the Post-Petition Asset Purchase Agreement as modified by the stipulations and the escrow agreement.

As of June 8, 1998, the Company consummated the sale to VDC of 2,000,000 shares of common stock and warrants to acquire, at an exercise price of $4.00 per share, an additional 4,000,000 shares of common stock of MCC. In consideration for the sale of such assets and subject to certain adjustment features, the Company received a pool of 5,300,000 shares of VDC common stock and the right to utilize a maximum of $3,000,000 in cash to satisfy claims made against the
Company in connection with the Plan.   To the extent that more than $384,725 of
the cash is used by the Company to satisfy claims made in connection with the Plan, the excess thereof will result in the Company returning to VDC a certain number of shares of VDC common stock according to a predetermined formula. The final amounts of the cash and VDC common stock received will be determined by the Company, its creditors and the Court.

On September 17, 1998, an order confirming the Company's liquidating plan of reorganization was entered by the Court. Accordingly, effective September 17, 1998, the Company undertook a revaluing of its assets and liabilities to the amounts expected to be collected and paid during the liquidation. As of the date of filing of this Quarterly Report on Form 10-Q, management had not completed the revaluation of the investment in VDC common stock. Accordingly, the accounts have not been adjusted to reflect any difference between the value of the investment in VDC common stock that the Company now holds and the value of the investment in MCC common stock that the Company held prior to the consummation of the sale to VDC. The carrying value of the investment is as follows:

     Investment in VDC:                                        $ 8,000,000
     Allowance for reduction in shares resulting from payment
      of allowed claims from cash escrow funds                  (2,489,246)
                                                               -----------
                                                               $ 5,510,754
                                                               ===========

Assuming that $2,489,246 of the cash escrow is used for the payment of allowed claims and the value of the VDC shares for the five days prior to the auction was $6.98446 per share, the predetermined formula will result in the Company owning 4,998,685 shares of VDC common stock. The closing price of the VDC common stock at September 30, 1998 was $4.12 per share or a quoted market value of approximately $20,600,000.

                            PORTACOM WIRELESS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998 AND 1997

NOTE 4 - ADJUSTMENTS OF ESTIMATED VALUES

Effective with the confirmation of the Plan on September 17, 1998, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. The initial adjustment increased net assets by $605,877 from $3,871,919 to $4,477,796, as follows:


                                               Historical        Estimated
                                                 Basis       Liquidation Value
                                              --------------------------------
Cash                                          $    42,807          $    41,890
Cash escrow fund                                2,413,546            2,413,546
Deposits                                            1,404                1,404
Investments                                     5,510,754            5,510,754
Equipment                                           3,714                  301
Payroll taxes payable                              (2,354)              (2,354)
Accounts payable and accrued liabilities         (401,818)            (309,140)
Escrow liability for allowed claims               (41,412)             (41,412)
Liabilities subject to compromise              (3,654,722)          (3,137,193)
                                              --------------------------------
                                              $ 3,871,919          $ 4,477,796
                                              ================================

It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term.

In estimating the liquidation values of its liabilities, the Company has, in the case of claims which were disputed by the Company as of September 17, 1998, assumed that the full amounts scheduled or claimed will be allowed by a future order of the Bankruptcy Court. All other claims have been revalued to the amounts allowed by certain orders entered by the Bankruptcy Court on or before September 17, 1998.

As of the date of filing of this Quarterly Report on Form 10-Q, management had not completed the revaluation of the investment in VDC common stock. Accordingly, the accounts have not been adjusted to reflect any difference between the value of the investment in VDC common stock that the Company now holds and the value of the investment in MCC common stock that the Company held prior to the consummation of the sale to VDC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources
-------------------------------

  During the year-to-date period ended September 16, 1998, the Company's cash and cash equivalents increased by $2,441,283 to $2,456,353 (December 31, 1997:
$15,070). The Company generated $2,682,000 in cash from the sale of its principal asset (described below) to VDC. This contributed to a net working capital position as of September 16, 1998 of $2,012,173, an increase of $5,565,594 from the net working capital deficit of $3,553,421 reported at December 31, 1997. This increase is directly attributable to i) a reduction in current liabilities which resulted from the reclassification to non-current liabilities of all debts of the Company (but not of its subsidiaries) which existed as of the date the Company filed for bankruptcy protection, and ii) a significant increase in cash which is solely attributable to the sale of the Company's principal asset to VDC (described below).

  The Company has incurred cumulative losses from inception through September 16, 1998 of $14,461,207 and has not achieved revenues sufficient to offset direct expenses and corporate overhead.

  During the period from September 17, 1998 through September 30, 1998, the Company's Net Assets in Liquidation increased by $599,292 to $4,471,211. This increase is directly attributable to the revaluation of the Company's liabilities, and certain of its assets, from their historical bases to the amounts expected from their realization and settlement.

  Since inception, a substantial portion of the Company's operating capital has been provided through financing activities which have included an initial public offering, a series of private placements of common stock, unsecured debt financing, and more recently, secured debt financing.

Sale of Principal Asset and Related Financing

  On November 25, 1997, the Company and VDC entered into an asset purchase agreement (the "Prepetition Asset Purchase Agreement"), whereby VDC agreed to buy and the Company agreed to sell its minority interest in Metromedia China Corporation (formerly Metromedia Asia Corporation and hereinafter referred to as "MCC") to VDC in consideration of up to $700,000 and 5.3 million shares of the
common stock of VDC (the "Asset Sale").   The Prepetition Asset Purchase
Agreement expired by its terms as of March 1, 1998. However, as of February 16, 1998, the parties entered into an amendment to the Prepetition Asset Purchase Agreement, which extended the date by which the transaction was to be consummated to April 30, 1998 together with certain additional consideration.

  In addition, funding was also provided to the Company by VDC pursuant to that certain Loan Agreement, Security Agreement, and Pledge Agreement, each dated November 10, 1997, and other documents, instruments, and notices, including UCC Financing Statements, executed delivered or recorded in connection therewith (collectively, the "Prepetition Loan Documents"), whereby VDC agreed to extend credit and advance funds to the Company in an amount not to exceed $700,000. The funds, together with all accrued interest, costs and other charges constitute the Prepetition Indebtedness, which is secured by a lien granted to VDC in and to the Company's interests in the

MCC shares and warrants. VDC perfected its interest in the MCC warrants by taking possession thereof. Until recently, the MCC shares remained in the possession of MCC, which held such shares to secure a contingent contractual indemnification obligation of the Company, which expires on January 1, 1999 assuming certain conditions have been met.

  In connection with the filing of the Company's bankruptcy case (described below), on March 23, 1998, the Company and VDC entered into an asset purchase agreement (the " Post-Petition Asset Purchase Agreement") that superceded the Prepetition Asset Purchase Agreement. The Post-Petition Asset Purchase Agreement dated March 23, 1998 between the Company and VDC was amended by (1) a stipulation entered by the Bankruptcy Court on April 3, 1998 which provides for an escrow account in the form of $2,600,000 (minimum of $1,250,000 in cash) to be funded by VDC for the benefit of holders of priority unsecured claims and general unsecured claims; (2) an escrow agreement dated April 23, 1998 consistent with the April 3, 1998 stipulation, and (3) a stipulation entered by the Bankruptcy Court on April 23, 1998, which increased the amount of escrow funds to $2,682,000. The number of VDC shares to be delivered to the escrow agent will be the difference between the value of the 5,300,000 VDC shares and the cash escrow delivered and indebtedness divided by the value of the VDC stock.

  An auction was held on April 23, 1998, after the Company solicited higher and better offers for the MCC shares and warrants. VDC was the only bidder at the auction on April 23, 1998. The Bankruptcy Court approved the sale of the MCC shares and warrants to VDC pursuant to the Post-Petition Asset Purchase Agreement as modified by the stipulations and the escrow agreement.

  As of June 8, 1998 and with the approval of the Bankruptcy Court, the Company consummated the Asset Sale pursuant to Section 363 of the Bankruptcy Code. Pursuant to the consummation of the Asset Sale, and pursuant to the Bankruptcy Court's Order dated April 23, 1998, the MCC shares were sold to VDC free and clear of MCC's lien which lien then attached to a portion of the sale proceeds pursuant to Section 363 of the United States Bankruptcy Code and the terms of that certain Pledge Agreement between MCC and the Company dated June 8, 1998. In consideration for the sale of such assets and subject to certain adjustment features, the Company received a pool of 5,300,000 shares of VDC common stock and the right to utilize a maximum of $3,000,000 in cash to satisfy claims made against the Company in connection with the Plan filed in its Chapter 11 bankruptcy case in the United States Bankruptcy Court for the District of Delaware, Case No. 98-661 (PJW). To the extent that more than $384,725 of the cash is used by the Company to satisfy claims made in connection with the Plan, the excess thereof will result in the Company returning to VDC a certain number of shares of VDC common stock according to a predetermined formula. The final amounts of the cash and VDC common stock received will be determined by the Company, its creditors and the Bankruptcy Court.


Chapter 11 Reorganization

  On March 23, 1998 (the "Petition Date"), the Company filed a voluntary petition (the "Bankruptcy") for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, District of Delaware (the "Bankruptcy Court" or the "Court"). The proceeding is being administered under the caption "In re: PortaCom Wireless, Inc.", Case No. 98-661 (PJW), pursuant to an order of the Bankruptcy Court. The following U.S. subsidiaries were not included in the bankruptcy filings: Portacom International Ltd, Extreme Telecom, PCBX Systems Inc., and Extreme Laboratories Inc. The petition requested that the existing directors and officers of the Company be left in possession of the Company's assets and responsible for the business of the

Company.

  In 1996, the Company generated revenues of approximately $9,000,000 (approximately $1,000,000 of which were cash revenues) pursuant to a Termination Agreement between the Company and Asian American Telecommunications Corporation, the predecessor to MCC. During 1997 and the first quarter of 1998, the Company did not generate any revenues. Due to the lack of capital resources, the Company reduced its business activities such that operations virtually ceased. At the same time, the Company faced increasing pressure from trade creditors and litigation. See "Legal Proceedings."

  Prior to the Bankruptcy, the Company attempted to negotiate a settlement of its outstanding indebtedness. In certain instances, the Company was able to extinguish indebtedness by securing claim releases from creditors in consideration for discounted cash payments. In other instances, the Company and its creditors or claimants have entered into agreements (the "Prepetition Settlements") that provide for extinguishment of debt and a claim release in consideration for a portion of the shares of VDC and/or cash that the Company received in connection with the Asset Sale. As of the Petition Date, the informal settlement would have been concluded but for a small number of significant creditors and claimants with whom the Company had been unable to reach agreements. By virtue of the order entered by the Court on September 17, 1998 confirming the Plan, the Prepetition Settlements were approved by the Court and the amounts of VDC shares and/or cash set forth in the Prepetition Settlements were fixed as allowed claims.

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

  VDC previously agreed to fund the Company's operations on a secured basis through the completion of the Asset Sale. Accordingly, the Company and VDC entered into a certain Debtor In Possession Loan, Security, and Pledge Agreement, under which VDC agreed to extend credit and advance funds to the Company (the "DIP Financing"). As of September 30, 1998, $18,000 had been advanced to the Company pursuant to the DIP Financing.

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

  On August 27, 1998, the Company declared that a liquidating distribution in the form of an undetermined number of PortaCom's shares of the common stock of VDC be made to holders of the Company's common stock and common stock equivalents as of September 10, 1998 (the "Record Date") subject to the entry of an acceptable order by the Bankruptcy Court confirming the Plan and subject to the outcome of the VDC dispute (described below).

  Subject to the outcome of the VDC dispute, management intends to make no less than three distributions of VDC common stock to holders of equity interests under the Plan ("Series One", "Series Two", and "Series Three", respectively).

  The Series One distribution, if any, will consist of the distribution of 1,325,000 shares of unrestricted common stock of the 5,300,000 shares of VDC common stock held by the Company and not reserved by management for either (i) distribution in connection with allowed creditor claims, (ii) liquidation for the payment of administrative expenses related to the Company's bankruptcy (including provisions for professional fees, operating expenses and potential income tax assessments), or (iii) return to VDC as an adjustment for escrowed cash used by the Company for the payment of allowed creditor claims and, if required, the funding of a reserve for disputed claims (collectively, the "Reserved VDC Stock"). Pursuant to the terms of the October 20, 1998 Stipulation (described below), the Series One distribution is deferred until March 2, 1999.

  The distribution of the remaining VDC shares, exclusive of the Reserved VDC Stock, will be made in no less than two additional series based on the common
stock holders as of the Record Date.   Series Two will comprise twenty-five
percent (25%) of the remaining VDC shares, exclusive of the Reserved VDC Stock, and will be distributed six months after the date the Plan is confirmed. Series Three will comprise the final fifty percent (50%) of the remaining VDC Stock, exclusive of the Reserved VDC Stock, and will be distributed twelve months after the date the Plan is confirmed. Once the distribution of non-reserved VDC common stock to allowed claim holders and equity holders is complete, it is expected that any surplus cash and/or Reserved VDC Stock then held by the Company will be distributed to the Record Date holders of the Company's common stock and common stock equivalents immediately prior to, and in connection with, the judicial dissolution of the Company.

  Any share of the Company's common stock sold before, but delivered for transfer after, or sold and delivered after, the Record Date shall be accompanied by a due-bill for any remaining distributions to be made. A due-bill is an instrument employed for the purpose of evidencing the transfer of title to any security or rights pertaining to any security contracted for or evidencing the obligation of a seller to deliver such to a subsequent purchaser.

  On September 17, 1998, an order confirming the Company's liquidating plan of reorganization (the "Plan") was entered by the United States Bankruptcy Court for the District of Delaware (the "Court"). Accordingly, effective September 17, 1998, the Company has revalued its liabilities and certain of its assets to the amounts expected to be collected and paid during the liquidation. Differences between the revalued amounts and actual cash transactions will be recognized in the year they can be estimated. The gains (or losses) from liquidation will be taxable on distribution.

  The Plan divides claims against, and interests in, the Company into classes and sets forth the treatment afforded to each such class. A claim or interest was deemed to be allowed if it was timely filed with the Court and no timely objection was made to such claim or interest. A claim or interest was deemed to be filed if it was scheduled by the Company under the Plan or if a proof of claim was filed with the Court by the holder of the claim or interest. The Court made all determinations regarding objections to any claim or interest.

  The Plan calls for the liquidation of the Company's assets to satisfy claims and interests and, ultimately, for the dissolution of the Company. The sole significant asset of the Company is 5,300,000 shares of common stock of VDC (the "VDC Shares"). The VDC Shares will be distributed to holders of claims or interests in full or partial satisfaction of such claims and interests. The Plan also allows, under certain circumstances, for the liquidation of VDC Shares by the Company to generate cash to satisfy certain claims and interests.

  Class 1 consists of all administrative claims entitled to priority under section 507(a)(1) of the United States Bankruptcy Code, as amended, 11 U.S.C.
(S)101, et seq. (the "Code").  Class 1 includes holders of claims for
        -- ---
compensation or reimbursement of professional fees and unpaid post-petition obligations of the Company. Class 1 is unimpaired under the Plan, and each holder of a Class 1 claim will be paid in full in cash.

  Class 2 consists of claims entitled to priority pursuant to sections 507(a)(2) through (9) of the Code and includes certain tax and wage claims. Class 2 is unimpaired under the Plan, and each holder of a Class 2 claim will be paid in full in cash.

  Class 3 consists of a secured claim of VDC in an amount equal to the sum of certain secured loans made by VDC to the Company prior to the Company's bankruptcy filing and certain debtor-in-possession loan advances made by VDC to the Company after the Company's bankruptcy filing. This claim also includes accrued and unpaid interest on the advances made by VDC to the Company. VDC, as the only member of Class 3, is impaired under the Plan. VDC and the Company are parties to a certain transaction consummated in June 1998 whereby VDC issued the VDC Shares to the Company in exchange for 2,000,000 shares of common stock of MCC (the "MCC Shares") and 4,000,000 warrants to purchase shares of common stock of MCC (the "MCC Warrants") (the "Transaction"). Pursuant to the Transaction, VDC retained a lien on and a security interest in the MCC Shares and the MCC Warrants. This Claim was essentially satisfied upon the consummation of the Transaction and will be deemed to be satisfied, for purposes of the bankruptcy proceeding, on the date on which the order entered by the Court confirming the Plan becomes a final order.

  Class 4 consists of a contingent secured claim of MCC under a certain agreement of indemnification between the Company and MCC. This claim will be extinguished if no claim for indemnification is made by MCC on or before January 1, 1999.

  Class 5 consists of all unsecured claims that are not entitled to priority under the Code. Class 5 consists of two subclasses. Class 5A consists of liquidated unsecured claims which are unsecured claims over which there is no dispute as to the amount of the claim. Class 5A is impaired under the Plan, and holders of Class 5A claims shall receive, to the extent available for payment of such claims, cash and/or VDC Shares. Class 5B consists of disputed unsecured claims. The Company has established a reserve for the disputed portion of such claims.

  Class 6 consists of holders of common stock of the Company or the holders of rights to receive common stock or warrants and/or options to purchase common stock of the Company. Class 6 is impaired under the Plan, and the holders of Class 6 interests shall receive the assets of the Company, including but not limited to cash and VDC Shares, remaining after all distributions to Classes 1 through 5 under the Plan. The Record Date for determining membership in Class 6 was set by the Court as September 10, 1998.

  The issuance or distribution of securities under the Plan is not subject to the registration requirements of section 5 of the Securities Act of 1933, as amended (the "Securities Act") or any state or local law requiring registration for offer or sale of a security or registration or licensing of an issuer, underwriter, broker or dealer, as the transactions contemplated by the Plan are entitled to the exemptions provided by section 1145 of the Code.

  Pursuant to the Plan, all unexpired leases of non-residential real property and executory contracts which have not been assumed by the Company or which are not the subject of a motion to assume have been rejected pursuant to sections 1123(b)(2) and 365 of the Code.

  As of September 17, 1998, the Company had 13,576,970 shares of common stock issued and outstanding. The Company has not reserved any shares of its common stock for future issuance in respect of claims and interests filed and allowed under the Plan. A schedule of the Company's assets and liabilities as of August 31, 1998 was filed with the Court on September 15, 1998.

  On September 28, 1998, VDC filed a motion with the Court seeking an opportunity to conduct examinations of representatives of the Company, MCC, and others, and, potentially, revocation of the Court's order confirming the Plan.

  The basis of the motion by VDC is a certain newspaper article that appeared in the Wall Street Journal on September 23, 1998 stating that the Chinese
    -------------------
government has decided to ban foreign companies from participating in joint ventures in the Chinese telecommunications industry. The motion cites this article as possible evidence that misrepresentations were made regarding the business prospects of MCC. The Company and the Committee dispute VDC's allegations and filed objections to the Motion.

  On October 20, 1998, the Company, VDC and the Committee of Unsecured Creditors of the Company (the "Committee") entered into, and the Court approved, a Stipulation Regarding Motion of VDC Corporation Ltd. for Reconsideration and Partial Stay of Confirmation Order Pending Completion of Fed. R. Bankr. P. 2004 Examinations to Investigate Grounds for Possible Revocation of Confirmation (the "Stipulation"). Pursuant to the Stipulation, the Company agreed to (i) defer any distribution of shares of VDC common stock to the Company's equity holders until March 2, 1999; (ii) return 159,526 shares of VDC common stock to VDC which it was already obliged to return; and (iii) hold 102,320 shares of VDC common stock in reserve for disputed claims held by creditors of the Company. VDC agreed, pursuant to the Stipulation, to allow the Company to distribute shares of common stock of VDC and cash to creditors of the Company in Classes 1 through 5 of the Plan holding allowed and undisputed claims. The Company and VDC have also agreed to cooperate with respect to VDC's investigation of VDC's fraud allegations.

  On October 27, 1998, pursuant to the Plan, the Company distributed $1,402,200 in cash to 42 creditors of the Company in satisfaction of certain claims of such creditors.

  Because of known and unknown risks, uncertainties, and other factors, there can be no assurance that the Plan will be consummated in its present form, or at all. Such factors may include, but are not limited to, the aforementioned dispute with VDC, the market for the VDC Common Stock, and dependence on management.

  Other Items Affecting Liquidity.

  As of September 30, 1998, the Company had 150,000 options and 190,388 warrants outstanding which, upon exercise, would yield to the Company additional proceeds in excess of approximately $843,000. The exercise of existing options or warrants is impossible to predict with any certainty. Accordingly, management can render no assurances that any material funds will be realized upon the exercise of such options or warrants, or whether such will be exercised at all.

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


  In order to effect the liquidating plan of reorganization, the Company intends to sell a portion of its shares of VDC common stock to fund the operations of the Company until the judicial dissolution of the Company; however, while management will endeavor to set aside sufficient reserves of VDC common stock, there can be no assurance that the proceeds from any such sales of shares of VDC common stock will ultimately generate funds sufficient to permit the Company to fully implement the Plan.

  Bonus Shares and Warrants

  In connection with the issuance of certain short-term debt by the Company in January 1995 and May 1996, the Company has offered to issue, subject to regulatory approval, 85,590 "bonus" shares of common stock and 166,667 common stock purchase warrants, exercisable at $3.30, expiring one year after issuance. During 1996, regulatory approval was received for the issuance of 25,833 of these shares which were then issued by the Company. During 1997, regulatory approval was received for the issuance of 42,757 of these shares which were then issued by the Company. As of September 30, 1998, the issuance of the remaining 17,000 shares and 166,667 warrants continued to be subject to regulatory approval. In the opinion of management, the likelihood is considered remote that the specific conditions under which the remaining shares and warrants may be issued will ever arise. However, management also believes that the holders of such share issuance rights may be entitled to treatment under the Plan on a pro rata basis with all equity holders as a class.

    Results of Operations

    Quarter-to-Date and Year-to-Date Periods Ended September 16, 1998 as
    --------------------------------------------------------------------
Compared with Quarter and Nine Months Ended September 30, 1997.
---------------------------------------------------------------

  For the quarter-to-date period ended September 16, 1998, the Company reported a net income from operations of $294,519. For the year-to-date period ended September 16, 1998, the Company reported a net loss from operations of $581,360. This compares to net losses from operations of $669,275 and $3,487,441 for the respective comparable prior year periods. Net income in the current quarter-to-date period is directly attributable to forgiveness of indebtedness in connection with the Asset Sale.

  The Company's results for the quarter-to-date and year-to-date periods ended September 16, 1998 represent earnings of $0.02 per common share and losses of $0.04 per common share, respectively, as compared to losses per common share of $0.05 and $0.23 for the respective comparable prior year periods. There were no sales in any of the periods due to the fact that the Company did not acquire any operating business nor did its Cambodia project become operational. In addition, its revenue-producing subsidiaries (which were also generating significant net losses) were discontinued in 1995 and remained inactive through 1998. No sales are expected for 1998, as the Company has terminated its operations and intends to liquidate pursuant to a plan of reorganization.

  Operating expenses decreased to $66,740 in the quarter-to-date period ended September 16, 1998 from $669,275 in the quarter ended September 30, 1997. In the year-to-date period ended September 16, 1998, operating expenses decreased to $887,578 from $3,487,441 in the comparable prior year period. Except for advertising and depreciation and amortization, which increased marginally in the year-to-date period ended September 16, 1998, the decrease in operating expenses from the prior year three and nine month periods was evidenced by decreases in all expense categories, the most significant of which was in legal and accounting.

  During the quarter-to-date period ended September 16, 1998, legal and accounting expenses declined to $28,794 from $296,938 recorded in the quarter ended September 30, 1997, a decrease of $267,938. During the year-to-date period ended September 16, 1998, legal and accounting expenses declined to $175,516 from $1,190,277 recorded in the nine months ended September 30, 1997, a decrease of $1,014,761. These decreases reflect the shift in the Company's activities to concluding the sale of its principal asset to VDC (see below) from the extensive due diligence work and disclosure preparation related to prospective acquisitions and financings that the Company undertook during the prior year periods.

  During the quarter-to-date period ended September 16, 1998, travel and entertainment expenses decreased to $2,873 from the $32,719 recorded in quarter ended September 30, 1997. During the year-to-date period ended September 16, 1998, travel and entertainment expenses decreased to $3,826 from the $480,106 recorded in the nine months ended September 30, 1997, a decrease of $476,280. These decreases resulted from the suspension throughout 1998 of the Company's business development activities which historically have involved a significant amount of international travel on the part of its senior management and independent contractors.

  During the quarter-to-date period ended September 16, 1998, consulting fees decreased to $400 from the $99,627 recorded in quarter ended September 30, 1997. During the year-to-date period ended September 16, 1998, consulting fees decreased to $502,473 from the $815,062 recorded in the nine months ended
September 30, 1997, a decrease of $312,589.   These decreases reflect the shift
in the Company's activities to the settlement of outstanding debt from the development of the Cambodian license.

  During the quarter-to-date period ended September 16, 1998, additional decreases occurred in general and administrative, which decreased by $69,038 to $11,268 (and by $278,667 to $57,529 in the year-to-date period ended September 16, 1998), wages and benefits, which decreased by $93,799 to $20,992 (and by $246,167 to $101,984 in the year-to-date period ended September 16,

1998), and interest, bank and financing charges, which decreased by $312 to $91 (and by $155,154 to $16,142 in the year-to-date period ended September 16, 1998).

  Expenses directly related to the Company's bankruptcy case (described below) were $234,036 during the year-to-date period ended September 16, 1998, and have been classified as reorganization items on the Company's Statements of Operations.

  Prior to March 23, 1998, the Company and certain of its creditors consummated agreements that provided for the extinguishment of indebtedness in consideration for discounted cash payments, resulting in a gain of $150,097. In addition, as a result of forgiveness of indebtedness in connection with the Asset Sale, the Company recorded a gain of $390,053. The aggregate gain of $540,150 has been classified as an extraordinary item on the Company's Statement of Operations for the year-to-date period ended September 16, 1998.

  Effects of Inflation

  The Company does not expect inflation to materially affect its results of operations, however, it is expected that operating cost and the cost of capital equipment to be acquired in the future may be subject to general economic and inflationary pressures.

  PART II - OTHER INFORMATION

  Item 1. Legal Proceedings
          -----------------


     On March 23, 1998, the Company filed a voluntary petition pursuant to Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). Accordingly, pursuant to 11 U.S.C. (S) 362, the proceedings described below were automatically stayed. The Company pursued its rights, remedies and defenses in the bankruptcy case and, as of the date of this report, had consummated agreements fixing the amounts of the claims by the parties against the Company. Such agreements were approved by the Bankruptcy Court.

     During 1997, one of the Company's vendors, JMS North America, Inc. ("JMS") filed a Motion for Judgment with the Circuit Court of the County of Fairfax, Commonwealth of Virginia, seeking $836,614 in allegedly due consulting fees, finance charges and travel expenses. JMS further sought $2,250,000 for alleged breach of contract and $1,500,000 for alleged fraud. On July 29, 1998, the Company and JMS entered into a Settlement Stipulation whereby it was agreed that, subject to the approval of the United States Bankruptcy Court for the District of Delaware, JMS shall be allowed a general unsecured claim against the Company's bankruptcy estate in the amount of $750,000. On October 27, 1998, the Company disbursed $750,000 in cash to JMS.

     During 1997, J. Michael Christiansen ("Christiansen"), filed a Complaint with the Superior Court of the State of California, seeking damages in excess of $350,000 plus interest, costs and undetermined exemplary and punitive damages in connection with the alleged breach by the Company of a Release and Settlement Agreement dated October 2, 1996, pursuant to which the Company was to have issued Christiansen 75,000 shares of the common stock of the Company. The Company believes that the issuance of such shares to Christiansen has been necessarily delayed pursuant to certain regulatory constraints, the removal of which the Company has continued to seek without success. The Company and Christiansen have entered into an agreement in principal whereby it was agreed that, subject to the execution of a settlement stipulation by Christiansen and the Company and the approval thereof by the United States Bankruptcy Court for the District of Delaware, Christiansen shall be allowed a general unsecured claim against the Company's bankruptcy estate in the amount of $240,000. On October 27, 1998, the Company disbursed $240,000 in cash to Christiansen.

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

       None.

  Item 5. Other Events
          ------------

       None.


      Item 6.   Exhibits and Reports on Form 8-K
                --------------------------------

                (a)  Exhibits

                     27.1 Financial Data Schedule - Going Concern Basis.
                     27.2 Financial Data Schedule - Liquidation Basis.

                (b)  Reports on Form 8-K

                        On September 9, 1998, the Company filed a Current Report
                     on Form 8-K announcing that a liquidating distribution in the form of an undetermined number of the Company's shares of the common stock of VDC had been declared for holders of the Company's common stock and common stock equivalents as of September 10, 1998.

                                   SIGNATURE

          In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            PORTACOM WIRELESS, INC.


Date: November 23, 1998
                             By: /s/ Michael A. Richard
                                ------------------------------------
                             Michael A. Richard
                             President, Chief Executive Officer, Vice President Accounting (principal accounting officer)